Form 10-Q
period 1997-09-30
TRENDWEST RESORTS INC
filed 1997-11-13
CIK 1021252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
       ______________


Commission file number 333-26861

                             TRENDWEST RESORTS, INC.
----------------------------------------------------------------------------
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Oregon                                      93-1004403
----------------------------------------------------------------------------
----------------------------------------------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
          incorporation)

        12301 N.E. 10th Place
        Bellevue, Washington                               98005
----------------------------------------------------------------------------
----------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


(Registrant's telephone number, including area code): (425) 990-2300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's no-par voting common stock outstanding as of November 7, 1997: 17,593,366 shares.

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                             TRENDWEST RESORTS, INC.
               CONDENSED COMBINED AND CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)
                                     ASSETS

                                                                                December 31,             September 30,
                                                                                    1996                     1997
                                                                             --------------------    ----------------------
                                                                                                          (Unaudited)
Assets:
       Cash and cash equivalents                                             $                93      $              1,514
       Restricted cash                                                                       709                     1,148
       Notes receivable, net of allowance for doubtful accounts, sales
           returns and deferred gross profit                                              45,448                    70,873
       Accrued interest and other receivables                                              4,606                     5,268
       Receivable from Parent                                                                ---                     7,562
       Residual interest in notes receivable sold                                         10,839                    14,207
       Inventories                                                                        16,247                    23,620
       Property and equipment, net                                                         5,912                     6,644
       Deferred income taxes                                                               2,360                     1,848
       Other assets                                                                        3,116                     3,596
                                                                             ----------------------------------------------
                 Total assets                                               $             89,330      $            136,280
                                                                             ==============================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:

       Accounts payable                                                     $              1,037      $              1,679
       Accrued liabilities                                                                 2,100                     4,341
       Accrued construction in progress                                                    2,089                       247
       Due to Parent                                                                      21,316                      ---
       Allowance for recourse liability and deferred gross profit
           on notes sold                                                                  10,080                     8,970
       Income taxes payable to Parent                                                      1,909                     2,503
       Income taxes payable                                                                  ---                     1,671
       Notes payable                                                                       1,055                      ---
                                                                             ----------------------------------------------
                 Total liabilities                                                        39,586                    19,411
                                                                             ----------------------------------------------

Stockholders' equity:
       Common Stock
       90,000,000 shares authorized, 9,224,723 and 17,593,366
            shares issued and outstanding at December 31, 1996 and
            September 30, 1997, respectively                                              14,970                    66,882
       Retained earnings                                                                  34,774                    49,987
                                                                             ----------------------------------------------
                 Total stockholders' equity                                               49,744                   116,869
                                                                             ----------------------------------------------
                Total liabilities and stockholders' equity                   $            89,330       $           136,280
                                                                             ==============================================

     See notes to condensed combined and consolidated financial statements.

                             TRENDWEST RESORTS, INC.
            CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands except per share data)
                                   (Unaudited)

                                                           Three Months Ended                   Nine Months Ended
                                                              September 30,                       September 30,
                                                         1996              1997              1996               1997
                                                    ----------------------------------  -----------------------------------
Revenues:
      Vacation Credit sales, net                    $       26,896      $      35,575   $       75,436     $        96,395
      Finance income                                         1,748              2,930            5,012               8,766
      Gains on sales of notes receivable                     1,308              1,277            4,158               4,441
      Resort management services                               404                217              979               1,495
      Other                                                    810                473            1,799               1,825
                                                    ---------------   ----------------  ---------------   -----------------
               Total revenues                               31,166             40,472           87,384             112,922
                                                    ---------------   ----------------  ---------------   -----------------
Costs and operating expenses:
      Vacation Credit cost of sales                          7,315              9,219           20,236              25,444
      Resort management services                               220                302              636                 830
      Sales and marketing                                   12,874             16,306           36,306              44,845
      General and administrative                             2,710              3,348            7,773               9,615
      Provision for doubtful accounts
         and recourse liability                              2,012              2,494            5,646               6,654
      Interest                                                 678                294            1,787               1,739
                                                    ---------------   ----------------  ---------------   -----------------
                 Total costs and operating
                    expenses                                25,809             31,963           72,384              89,127
                                                    ---------------   ----------------  ---------------   -----------------
                 Income before income taxes                  5,357              8,509           15,000              23,795
Income tax expense                                           1,971              3,076            5,514               8,582
                                                    ---------------   ----------------  ---------------   -----------------
                 Net income                          $       3,386       $      5,433    $       9,486     $        15,213
                                                    ===============   ================  ===============   =================

Pro forma net income
      per share of common stock                                          $       0.34                      $          1.02
Pro forma shares used in computing
      net income per share of common stock                                 15,923,174                           14,920,981


     See notes to condensed combined and consolidated financial statements.

                             TRENDWEST RESORTS, INC.
          CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                   (Unaudited)


                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                          1996                  1997
                                                                                     --------------------------------------
Cash flows from operating activities:
       Net income                                                                     $        9,486        $       15,213
       Adjustments to  reconcile  net income to net cash  provided  by (used in)
            operating activities:
            Depreciation and amortization                                                        359                   487
            Amortization of excess servicing asset                                             2,085                 2,966
            Provision for doubtful accounts, recourse liability and sales
                reversals                                                                      7,659                 8,491
            Recoveries of notes receivable charged off                                            36                   151
            Excess servicing spread on notes receivables sold                                (4,219)               (4,551)
            Unrealized gain on residual interest in notes receivable sold                       ---                (1,243)
            Change in deferred gross profit                                                    2,320               (1,013)
            Deferred income tax (benefit) expense                                              (698)                   512
            Issuance of notes receivable                                                    (68,376)              (83,234)
            Proceeds from sale of notes receivable                                            49,699                23,611
            Proceeds from repayment of notes receivable                                       17,880                19,242
            Purchase of notes receivable                                                     (8,958)              (11,071)
            Changes in certain assets and liabilities:
                 Restricted cash                                                               (403)                 (439)
                 Inventories                                                                 (3,087)               (7,373)
                 Accounts payable and accrued liabilities                                      1,637                 1,041
                 Income taxes payable to Parent                                                  966                   594
                 Income taxes payable                                                            ---                 1,671
                 Other assets                                                                  (746)               (1,296)
                                                                                     --------------------------------------
                     Net cash provided by (used in) operating activities                       5,640              (36,241)
                                                                                     --------------------------------------
Cash flows used in investing activities-purchase of property and equipment                     (596)               (1,120)
                                                                                     --------------------------------------
Cash flows from financing activities:
       Proceeds from notes payable                                                              ---                 16,803
       Payments on notes payable                                                             (1,171)               (1,055)
       Decrease in due to Parent                                                             (3,903)              (21,316)
       Increase in receivable from Parent                                                       ---                (7,562)
       Issuance of common stock                                                                    1                51,912
       Payments on notes receivable for stock                                                     30                  ---
                                                                                     --------------------------------------
                    Net cash provided by (used in) financing activities                      (5,043)                38,782
                                                                                     --------------------------------------
                    Net increase in cash and cash equivalents                                      1                 1,421
Cash and cash equivalents at beginning of period                                                 135                    93
                                                                                     -------------------------------------
Cash and cash equivalents at end of period                                            $          136         $       1,514
                                                                                     ======================================


See notes to condensed combined and consolidated financial statements.

                             TRENDWEST RESORTS, INC.
    CONDENSED COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (dollars in thousands)
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                              1996                   1997
                                                                                     ---------------------------------------
Supplemental  discloses of cash flow  information  - cash paid during the period for:
            Interest                                                                         $ 1,821               $  1,975
            Income taxes                                                                       4,842                  5,622
Supplemental schedule of non-cash investing and
       financing activities:
            Reduction of notes payable through transfer of notes receivable                     ---                $ 16,803
            Issuance of note receivable in exchange for other assets sold                       ---                $    489

See notes to condensed combined and consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                NOTES TO THE CONDENSED COMBINED AND CONSOLIDATED
                              FINANCIAL STATEMENTS
                             (dollars in thousands)
                                   (Unaudited)


NOTE 1 - BACKGROUND

         Trendwest Resorts, Inc. (Company) markets, sells and finances timeshare ownership interests in the form of perpetual timeshare credits (Vacation Credits) in WorldMark, the Club (WorldMark). Vacation Credits are created through the transfer to WorldMark of resort units acquired or developed by the Company. The Company derives revenues primarily from Vacation Credit sales and, to a lesser extent, from the financing of Vacation Credit sales and from its management agreement with WorldMark.

         These condensed combined and consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for three months and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

         These statements should be read in conjunction with the audited combined and consolidated financial statements and footnotes included in Amendment No. 3 of the Company's Registration Statement on Form S-1 (File No. 333-26861) filed with the Securities and Exchange Commission (SEC) on August 12, 1997. The accounting policies used in preparing these condensed combined and consolidated financial statements are the same as those described in such Registration Statement on Form S-1.


NOTE 2 - CAPITAL TRANSACTIONS AND PUBLIC OFFERING

         During the three months ended September 30, 1997, the Company consumated the offering of 3,176,250 shares of the Company's common stock at $18 per share resulting in net proceeds, after deducting the related issuance costs, of approximately $51,912. In addition, the Company issued 5,193,693 shares of common stock to the Parent to acquire two wholly owned subsidiaries, TW Holdings and Trendwest Funding (Consolidation Transactions). Effective June 30, 1997, TW Holdings and Trendwest Funding were wholly-owned subsidiaries of the Company.

NOTE 3 - PRO FORMA NET INCOME PER SHARE

         Pro forma net income per share for 1997 has been computed based on the weighted average number of shares of Trendwest common stock outstanding assuming the 5,193,693 shares issued to the Parent in connection with the Consolidation Transactions described in Note 2 had been outstanding for all periods presented. Due to the significant impact of the Consolidation Transactions on the number of outstanding shares of Trendwest common stock, historical net income per share is not meaningful and is therefore not presented.

         Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" specifies new computation, presentation and disclosure requirements. The statement will be effective for both interim and annual periods ending after December 15, 1997 and will require retroactive application. Management believes that the adoption of this statement will not have a material impact on the previously reported pro forma net income per share presented.

NOTE 4 - INVENTORIES

         Inventories consist of Vacation Credits and construction in progress as follows:

                                  December 31,        September 30,
                                      1996               1997
Vacation Credits                   $  7,784            $   205
Construction in progress              8,463             23,415
                                   --------------------------------
  Total Inventories                $ 16,247            $23,620
                                   ================================

NOTE 5 - ALLOWANCE FOR DOUBTFUL ACCOUNTS, RECOURSE LIABILITY
                 AND SALES RETURNS

         The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the year ended December 31, 1996 and the nine months ended September 30, 1997:

                                                                         December 31, 1996    September 30, 1997
                                                                        ------------------------------------------
         Balances at beginning of period                                 $             7,964   $           11,241
         Provision for doubtful accounts, recourse liability and
              sales returns                                                           10,078                8,491
         Notes receivable charged-off and sales returns net of
              Vacation Credits recovered                                             (6,873)              (5,559)
         Recoveries                                                                       72                  151
                                                                        ==========================================
         Balances at end of period                                        $           11,241   $           14,324
                                                                        ==========================================
         Allowance for doubtful accounts and sales returns                             5,832                9,240
         Allowance for recourse liability on notes receivable
               sold                                                                    5,409                5,084
                                                                        ==========================================
                                                                          $           11,241   $           14,324
                                                                        ==========================================


         Total notes receivable outstanding, including notes receivable sold, amounted to $180,323 and $ 224,632 at December 31, 1996 and September 30, 1997, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

          (a)  Purchase Commitments
         The Company routinely enters into purchase agreements with various developers to acquire and build resort properties. At September 30, 1997 the Company had outstanding purchase commitments of $41,962 related to properties under development.

         (b) Tax Contingency
         The Internal Revenue Service (IRS) is currently auditing the 1991, 1992 and 1993 tax returns of Trendwest, Inc., the former parent of the Company. The Company is a party to this matter. The IRS has issued a letter to Trendwest, Inc. setting forth the adjustments proposed by the examining agent. The letter recommends a finding for tax and interest totaling approximately $9,300. The finding relates primarily to the disallowance of all resort property costs. Trendwest, Inc. has appealed the letter and the Company believes that this matter is close to resolution and that the amount of any actual deficiency will not be material to the Company's financial position, results of operations or liquidity.

NOTE 7 - SUBSEQUENT EVENT

         On October 23, 1997 the Company granted certain executive officers and other employees options to purchase an aggregate of 492,000 shares of common stock at an exercise price of $26.875 per share. The options became exercisable at the rate of 20% per year beginning on October 23, 1998 and expire on October 23, 2005.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
            of Operations

                              RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1996 to the three months ended September 30, 1997

         For the three months ended September 30, 1997, the Company achieved total revenues of $40.5 million compared to $31.2 million for the three months ended September 30, 1996, an increase of 29.8%. The principal reason for the overall improvement was a 32.3% increase in Vacation Credit sales from $26.9 million for the three months ended September 30, 1996 to $35.6 million for the three months ended September 30, 1997. The increase in Vacation Credit sales was primarily the result of a 23.4% increase in the number of Vacation Credits sold from 22.2 million in the three months ended September 30, 1996 to 27.4 million in the three months ended September 30, 1997. The increase in Vacation Credits sold was largely attributable to a new off-site sales office in Costa Mesa, California opened in February 1997 and the maturation of two offices opened in February and April of 1996 and increased Upgrade sales. Revenues from Upgrade Sales increased 37.8% from $3.7 million for the three months ended September 30, 1996 to $5.1 million for the three months ended September 30, 1997 due primarily to the increase in number of Owners who made the necessary 10% cash down payment to allow full revenue recognition at the time of the sale. The number of Vacation Credits sold as Upgrades increased by approximately 1.7% in the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The average price per Vacation Credit sold increased from $1.24 for the three months ended September 30, 1996 to $1.27 for the three months ended September 30, 1997, an increase of 2.4%, which was due primarily to a 4.5% increase in the sales price of Upgrade credits.

         Finance income increased 70.6% from $1.7 million for the three months ended September 30, 1996 to $2.9 million for the three months ended September 30, 1997 due primarily to increased carrying balances of Notes Receivable. Gains on sales of Notes Receivable were basically unchanged for the three month periods compared due to higher net interest spreads as the principal amount of Notes Receivables sold declined 17.0% from $14.7 million to $12.2 million.

         Vacation Credit cost of sales increased from $7.3 million for the three months ended September 30, 1996 to $9.2 million for the three months ended September 30, 1997, an increase of 26.0%, primarily reflecting the increase in sales of Vacation Credits. As a percentage of Vacation Credit sales, Vacation Credit cost of sales decreased from 27.2% for the three months ended September 30, 1996 to 25.9% for the three months ended September 30, 1997. The Company believes that the change in Vacation Credit cost of sales as a percentage of Vacation Credit sales would have been only slightly lower for the three months ended September 30, 1997 as compared with the three months ended September 30, 1996 absent the increase in the percentage of Owners who made a 10% cash down payment on Upgrade Sales.

         Sales and marketing costs increased 26.4% from $12.9 million for the three months ended September 30, 1996 to $16.3 million in the three months of 1997. As a percentage of Vacation Credit sales, sales and marketing costs decreased from 47.9% for the three months ended September 30, 1996 to 45.8% for the three months ended September 30, 1997 primarily due to the substantially higher percentage of Upgrade Sales for the three months ended September 30, 1997 that were entitled to full revenue recognition at the time of sale. The Company believes that sales and marketing costs as a percentage of Vacation Credit sales would have decreased slightly for the three months ended September 30, 1997 as compared with the three months ended September 30, 1996 absent the increase in the percentage of Owners who made a 10% cash down payment on Upgrade Sales.

         General and administrative expenses increased 22.2% from $2.7 million for the three months ended September 30, 1996 to $3.3 million for the three months ended September 30, 1997 primarily reflecting the increased sales growth and increased administration costs due to regionalization. As a percentage of total revenues, general and administrative expenses decreased from 8.7% for the three months ended September 30, 1996 to 8.3% for the three months ended September 30, 1997, due primarily to the substantially higher percentage of Upgrade Sales for the three months ended September 30, 1997 that were entitled to full revenue recognition at the time of sale. The Company believes that general and administrative expenses as a percentage of total revenues would have remained relatively constant for the three months ended September 30, 1997 and 1996 absent the increase in the percentage of Owners who made a 10% cash down payment on Upgrade Sales.

         Provision for doubtful accounts and recourse liability increased 25.0 % from $2.0 million for the three months ended September 30, 1996 to $2.5 million for the three months ended September 30, 1997. As a percentage of Vacation Credit sales, the provision declined from 7.5% for the three months ended September 30, 1996 to 7.0% for the three months ended September 30, 1997 due to continued growth in the amount of Notes Receivable from Upgrade Sales as Upgrade Sales have a historically lower default rate than new sales.



Comparison of the nine months ended September 30, 1996 to the nine months ended September 30, 1997

         For the nine months ended September 30, 1997, the Company achieved total revenues of $112.9 million compared to $87.4 million for the nine months ended September 30, 1996, an increase of 29.2%. The principal reason for the overall improvement was a 27.9% increase in Vacation Credit sales from $75.4 million for the nine months ended September 30, 1996 to $96.4 million for the nine months ended September 30, 1997. The increase in Vacation Credit sales was primarily the result of an 18.9% increase in the number of Vacation Credits sold from 62.4 million for the nine months ended September 30, 1996 to 74.2 million for the nine months ended September 30, 1997. The increase in Vacation Credits sold was largely attributable to a new off-site sales office in Costa Mesa, California opened in February 1997 and the maturation of two offices opened in February and April of 1996 and increased Upgrade sales. Revenues from Upgrade Sales increased 54.3% from $9.2 million for the nine months ended September 30, 1996 to $14.2 million for the nine months ended September 30, 1997 due primarily to the increase in number of Owners who made the necessary 10% cash down payment to allow full revenue recognition at the time of the sale. The number of Vacation Credits sold as Upgrades increased by approximately 6.9% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The average price per Vacation Credit sold increased from $1.24 for the nine months ended September 30, 1996 to $1.27 for the nine months ended September 30, 1997, an increase of 2.4%, which was due primarily to a 4.5% increase in the sales price of Upgrade credits.

         Finance income increased 76.0% from $5.0 million for the nine months ended September 30, 1996 to $8.8 million for the nine months ended September 30, 1997 due to increased carrying balances of Notes Receivable and the recognition of the unrealized gain on residual interest in the Notes Receivable sold of $1.2 million. Gains on sales of Notes Receivable increased 4.8% from $4.2 million for the nine months ended September 30, 1996 to $4.4 million for the nine months ended September 30, 1997 due to higher net interest spreads which more than offset the effect of a 18.7% reduction in the principal amount of Notes Receivable sold. For the nine month periods ended September 30, 1996 and 1997 Notes Receivable sold amounted to $49.7 million and $40.4 million respectively. Net interest spreads, however, were higher for the nine months ended September 30, 1997 as compared to the prior period and largely offset the effect of the reduction in principal amount of Notes Receivable sold.

         Vacation Credit cost of sales increased from $20.2 million for the nine months ended September 30, 1996 to $25.4 million for the nine months ended September 30, 1997, an increase of 25.7%, primarily reflecting the increase in sales of Vacation Credits. As a percentage of Vacation Credit sales, Vacation Credit cost of sales decreased slightly from 26.8% for the nine months ended September 30, 1996 to 26.4% for the nine months ended September 30, 1997. The Company believes that the change in Vacation Credit cost of sales as a percentage of Vacation Credit sales would have been slightly greater in the first nine months of 1997 as compared with the first nine months of 1996 absent the increase in the percentage of Owners who made a 10% cash down payment on Upgrade Sales.

         Sales and marketing costs increased 23.4% from $36.3 million for the nine months ended September 30, 1996 to $44.8 million for the nine months ended September 30, 1997. As a percentage of Vacation Credit sales, sales and marketing costs decreased from 48.1% for the nine months ended September 30, 1996 to 46.5% for the nine months ended September 30, 1997 primarily due to the substantially higher percentage of Upgrade Sales in the first nine months of 1997 that were entitled to full revenue recognition at the time of sale. The Company believes that sales and marketing costs as a percentage of Vacation Credit sales would have increased slightly for the nine months September 30, 1997 as compared with the nine months ended September 30, 1996 absent the increase in the percentage of Owners who made a 10% cash down payment on Upgrade Sales.

         General and administrative expenses increased 23.1% from $7.8 million for the nine months ended September 30, 1996 to $9.6 million for the nine months ended September 30, 1997, primarily reflecting the increased sales growth and increased administration costs due to regionalization. As a percentage of total revenues, general and administrative expenses decreased from 8.9% for the nine months ended September 30, 1996 to 8.5% for the nine months ended September 30, 1997, due primarily to the substantially higher percentage of Upgrade Sales in the first nine months of 1997 that were entitled to full revenue recognition at the time of sale. The Company believes that general and administrative expenses as a percentage of total revenues would have remained relatively constant for the nine months ended September 30, 1997 as compared with the nine months ended September 30, 1996 absent the increase in the percentage of Owners who made a 10% cash down payment on Upgrade Sales.

         Provision for doubtful accounts and recourse liability increased 19.6 % from $5.6 million for the nine months ended September 30, 1996 to $6.7 million for the nine months ended September 30, 1997. As a percentage of Vacation Credit sales, the provision declined from 7.5% for the nine months ended September 30, 1996 to 6.9% for the nine months ended September 30, 1997 due to the substantially higher percentage of Upgrade Sales in the first nine months of 1997 that were entitled to full revenue recognition at the time of sale and continued growth in the amount of Notes Receivable from Upgrade Sales as Upgrade Sales have a historically lower default rate than new sales.


                         LIQUIDITY AND CAPITAL RESOURCES

         The Company generates cash from operations from down payments on sales of Vacation Credits which are financed, cash sales of Vacation Credits, principal and interest on Notes Receivable, and proceeds from sales and borrowings collateralized by Notes Receivable. The Company also generates cash on the interest differential between the interest charged on the Notes Receivable and the interest paid on loans collateralized by Notes Receivable.

         During the nine months ended September 30, 1996 and 1997, cash flow provided by (used in) operating activities were $5.6 million and ($36.2) million, respectively. While net income was higher for the nine months ended September 30, 1997 compared to the same period in the prior year, cash generated from operating activities decreased principally due to the increased issuance of Notes Receivable to finance the purchase of Vacation Credits and reduced proceeds from sales of Notes Receivable. For the first nine months of 1997, cash flows from operating activities resulted primarily from sales and repayments of Notes Receivable of $42.9 million and net income of $15.2 million, and cash flow used in operating activities was principally for the issuance and purchase of Notes Receivable of $94.3 million to finance the purchase of Vacation Credits by Owners and an increase in inventory of $7.4 million due to additional construction in progress to meet increasing sales demand. For the nine months ended September 30, 1996, cash flows from operating activities resulted primarily from the sale and repayment of Notes Receivable of $67.6 million and net income of $9.5 million. Cash flow used in operating activities in the first nine months of 1996 was principally for the issuance and purchase of Notes Receivable of $77.3 million to finance the purchase of Vacation Credits by Owners and an increase in inventory of $3.1 million due to additional construction in progress to meet increasing sales demand. The decrease in proceeds from sales of Notes Receivable in the first nine months of 1997 as compared with the prior year same period was due in part to treating the transfer of such receivables to the bank group after January 1, 1997 and prior to June 30, 1997 as secured borrowing as TW Holdings did not meet the sales recognition criteria of Statement of Financial Accounting Standards Number 125 (SFAS 125).

         Net cash used in investing activities for the nine months ended September 30, 1996 and 1997 was $0.6 and $1.1 million, respectively. Cash used in the acquisition of property, plant and equipment was primarily used to acquire furniture and fixtures and data processing equipment required to meet the growth of the Company.

         Net cash provided by (used in) financing activities for the nine months ended September 30, 1996 and 1997, was ($5.0) million and $38.8 million, respectively. For the nine months ended September 30, 1997, the Company received net proceeds of $51.9 from the offering of 3,176,250 shares of the Company's common stock. Net proceeds from the offering were used to repay $41.9 million of borrowings from Jeld-Wen, Inc. (the Parent) resulting in a net change in due to Parent of $21.3 million. The balance of the proceeds were used for working capital purposes and to loan funds to the Parent resulting in an increase in receivable from Parent of $7.6 million which bears interest at prime minus 1% (currently 7.5%) per annum, and are due on demand from the Company.

         Since completed units at various resort properties are acquired or developed in advance and a significant portion of the purchase price of Vacation Credits is financed by the Company, the Company continually needs funds to acquire and develop property, to carry Notes Receivable contracts and to provide working capital. The Company has historically secured additional funds through loans from the Parent and the sale of Notes Receivable through the Finance Subsidiaries. See "Risk Factors - Dependence on Acquisitions of Additional
Resort Units for Growth; Need for Additional Capital" of the Company's Registration Statement Form S-1.

         The Company has a $10 million open line of credit with the Parent which bears interest at prime plus 1% (currently 9.5 %) per annum. The line of credit is payable on demand. As of September 30, 1997, there was not any outstanding indebtedness to the Parent except for the balance of 1997 estimated income taxes payable to the Parent of $2,5 million.

         Financing of Notes Receivable has been accomplished by use of a $93.0 million purchase commitment from the Bank Group. As of September 30, 1997, Notes Receivable totaling $85.0 million had been transferred to the Bank Group. The agreement with the Bank Group is subject to annual renewal on June 30 of each year. The interest rate on borrowings under the agreement with the Bank Group is currently LIBOR plus 125 basis points. In the future, the Company may hypothecate its Notes Receivable. The Company, through a finance subsidiary, is presently pursuing an asset backed securitization of $100 million to retire the existing off-balance sheet financing with the Bank Group and provide the potential for an additional $93 million in future financings of notes receivable to the Bank Group. This is targeted to take place late in the first quarter of 1998.

         The remaining balance of the Company's $5.0 million line of credit with FINOVA Capital Corporation was paid in August 1997 and the line of credit was terminated by the Company due to the relatively high interest rate of 10.5%. The Company believes it can obtain more favorable interest rates from a $30 million line of credit which is presently being pursued with its Bank Group agented by Bank of America NT&SA.

         Through the end of 1998, the Company anticipates spending approximately $64 million for acquisitions and development of new resort properties and for expansion and development activities. The Company plans to fund these expenditures with the net proceeds of the Offering (after reduction of debt) and cash generated from operations, including further sales and securitizations of Notes Receivable. The Company believes that, with respect to its current operations, the net proceeds to the Company from the Offering, together with cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 1998.

         WorldMark maintains a replacement reserve for the WorldMark Resorts which is funded from the annual assessments of the Owners. At September 30, 1997, the amount of such reserve was approximately $4.7 million. The replacement reserve is utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in WorldMark Resorts in which all units are owned by WorldMark. The Company may advance funds to WorldMark from time to time.

         In the future, the Company may negotiate additional credit facilities, or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, at a fixed or variable rate interest, and may be subject to such additional terms as management deems appropriate.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
                  Incorporated by reference. See Note 6 of "Notes to Condensed Combined and Consolidated Financial Statements."

Item 2 - Changes in Securities and Use of Proceeds

                  On August 12, 1997, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-26861). On August 14, 1997, the Company consummated the offering of 3,176,250 shares of the Company's voting no par value common stock. The Managing Underwriter of the offering was Montgomery Securities.

                  Activity relating to the Company and the Selling Shareholder is summarized below:

                                                                                       Selling
                                                                  Company            Shareholder
                                                            --------------------- -------------------
                    Shares registered (1)                              3,176,250             130,000
                    Aggregate price of the offering
                       amount registered (1)                     $    57,172,500          $2,340,000
                    Amount sold to date (1)                      $    57,172,500          $2,340,000

                    Underwriting discount                              4,002,000
                     Other expenses                                    1,258,500
                                                            ---------------------
                             Total expenses (2)                        5,260,500

                    Net proceeds to Company                     $     51,912,000
                                                            =====================


                  (1) Includes a 30-day  option  granted to and exercised by the underwriters to purchase up to 431,250 additional shares of Common Stock solely to cover over-allotments.

                  (2) All such expenses were direct or indirect payments to
                      others.

                  Proceeds from the offering as of September 30, 1997 were used to retire $41.9 million of debt to the Parent Company. The remaining proceeds were used to fund working capital which includes a loan to the Parent of $7.6 million and to purchase real property for development in the amount of $1.3 million.


Item 3 - Defaults Upon Senior Securities
                  None

Item 4 - Submission of Matter to a Vote of Security Holders
                  None

Item 5 - Other Information

                           On July 18, 1997 the Company purchased 20.55 acres of
                  land at Angel's Camp, California on which it plans to construct a total of 200 condominium units. Phase I is expected to include 112 condominium units, two swimming pools, a sports court, check-in facility and fitness room. It is anticipated that Phase I will be taken down as each building is completed beginning in May or June 1998. This project will provide drive-to inventory for WorldMark owners in northern California.

                           The Company  purchased 13 units at Schooner  Landing,
                  an existing resort property on the Oregon Coast on September 17, 1997 at a cost of $1,319,000. The units, which were transferred to WorldMark in September, provided approximately
                  5.2 million credits in inventory which will provide additional capacity on the Oregon Coast. The WorldMark resort at Gleneden Beach, on the Oregon Coast, is presently running at approximately 96% occupancy year round. This brings the number of WorldMark resorts in the system to twenty.

                           During  the  fourth   quarter  of  1997  the  Company
                  anticipates the completion of construction of two new resorts, Clear Lake at Nice, California and Kona on the island of Hawaii. These two projects will provide 88 and 64 condominium units, respectively. The Clear Lake resort will provide drive-to inventory for WorldMark's growing owner base in northern California while Kona will add needed exotic inventory to the system. The completion of these two resorts will bring the number of resorts in the WorldMark system to twenty-two.

                           The  above  statement  and  other  statements  herein
                  contain forward looking information which include future financing transactions, acquisition of properties, and the Company's future prospects and other forecasts and statements of expectations. Actual results may differ materially from those expressed in any forward-looking statement made by the Company, due among other things, to the Company's ability to develop or acquire additional resort properties, find acceptable debt or equity capital to fund such development, as well as other risk factors as outlined in the "Risk Factors" section of the Company's Registration Statement on Form S-1 filed with the SEC (File No: 333-26861).

     Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

                  2.1      Restated Articles of Incorporation (1)
                  2.2      Restated Bylaws (1)
                            Statement re: Computation of Earnings per share Financial Data Schedule

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26861).


   (a) Reports on Form 8-K:  None


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TRENDWEST RESORTS, INC.




Date:     November 12, 1997              /s/ WILLIAM F. PEARE
          -------------------------      ---------------------------
                                         William F. Peare
                                         President, Chief Executive Officer and
                                         Director (Principal Executive Officer)


Date:     November 12, 1997             /s/ GARY A. FLORENCE
          ------------------------      -----------------------------
                                        Gary A. Florence
                                        Vice President, Chief Financial Officer
                                         and Treasurer
                                       (Principal Financial Officer)