Form 10-K
period 1997-12-30
TRENDWEST RESORTS INC
filed 1998-03-31
CIK 1021252

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K


               [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

               [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
______________


Commission file number 333-26861


                            TRENDWEST RESORTS, INC..
               (Exact name of registrant as specified in charter)


                    OREGON                                 93-1004403
   (State or other jurisdiction of organization)  (IRS Employer Identification
                                                       No.)

                              12301 NE 10TH Place
                               Bellevue, WA 98005
              (Address of principal executive offices) (Zip Code)


(Registrant's telephone number, including area code):  (425) 990-2300


Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:    Common stock,
                                                               no par value
                                (Title of Class)

               Aggregate market price of shares held by non-affiliates at March 24, 1998 was $76,384,013.75, consisting of 3,867,545 shares.

               The number of shares of common stock outstanding on March 24, 1998 was 17,593,366 shares.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )


               DOCUMENTS  INCORPORATED  BY REFERENCE:

               Portions of the Company's Proxy Statement for the 1998 Annual Meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

                                     PART I

Item 1. Business

    Trendwest Resorts, Inc. (Company) markets, sells and finances timeshare Vacation Ownership Interests and acquires, develops and manages timeshare resorts. A Vacation Ownership Interest entitles an owner to use a fully furnished vacation resort unit at any of the WorldMark resorts based on the number of Vacation Credits purchased. The Company's timeshare resorts are owned and operated through WorldMark, the Club, (WorldMark) a non-profit mutual benefit corporation organized by Trendwest in 1989 to provide an innovative, flexible vacation ownership system. The Company presently sells Vacation Ownership interests in Washington, Oregon and California primarily through off-site sales offices.

    Trendwest sells Vacation Ownership Interests in the form of Vacation Credits which are created by the transfer to WorldMark of resort units purchased or developed by the Company. Vacation credits can be used by Owners to reserve units at any of the WorldMark resorts, at any time of the year and in increments as short as one day. The use of Vacation Credits is not tied to any particular resort unit or time period as is typical in the timeshare industry. The Company believes that the combination of multiple WorldMark Resorts and the Company's Vacation Credit system provides Owners with an attractive range of vacation planning choices and values not generally available within the timeshare industry. The Company's vacation credit system with multiple WorldMark Resorts facilitates the sale of Vacation Credits at off-site sales offices located in major metropolitan areas and reduces dependence on on-site sales centers located at more remote resort locations.

    The Company sells vacation credits at fourteen sales offices, ten of which are located off-site in metropolitan areas. The other sales offices are located on-site at four of the WorldMark Resorts.

    In addition to the planned addition of Angel's Camp to the network of WorldMark resorts (see table), the Company currently has several other resorts in the permitting stage and several more in the advanced planning stage. One potential development is the MountainStar project which initially would involve an 1,100 acre parcel in central Washington owned by JELD-WEN inc, (Parent or JELD-WEN). On behalf of JELD-WEN, the Company is currently pursuing the necessary regulatory approvals and has incurred approximately $4,400,000 in costs related to the project as of December 31, 1997. All costs incurred will be reimbursed by JELD-WEN and are included as a reduction to the due to Parent amounts on the Company's balance sheet.

Corporate Background and Consolidation of Finance Subsidiaries

    The Company commenced its timeshare business as a wholly-owned subsidiary of JELD-WEN, in 1989 with three condominium units. JELD-WEN is currently the Company's principal stockholder. JELD-WEN is a privately owned company that was founded in 1960 and is a major manufacturer of doors, windows and millwork products. Headquartered in Klamath Falls, Oregon, JELD-WEN has diversified operations located throughout the United States and in nine foreign countries that include manufacturing, hospitality and recreation, retail, financial services and real estate.

    The Company raises capital for property acquisitions and working capital by selling or securitizing Notes Receivable through two subsidiaries (the "Finance Subsidiaries"). Prior to June 30, 1997, the Finance Subsidiaries were owned by JELD-WEN. Effective June 30, 1997, the Company acquired the Finance Subsidiaries from JELD-WEN for 5,193,693 shares of the Company's Common Stock (the
"Consolidation Transactions"). On August 15, 1997, the Company consummated a public offering of 3,176,250 shares of Common Stock at $18.00 per share resulting in net proceeds of $51,772,000 after deducting the related issuance costs.

    The Company has transactions with other JELD-WEN subsidiaries and related parties. See note 15 "Related Party Transactions" in the notes to the financial statements contained herein.

    The Company was incorporated in Oregon in 1989. The Company's principal executive offices are located at 12301 NE 10th Place, Bellevue, Washington 98005, and its telephone number is (425) 990-2300.

WorldMark

    WorldMark is a California nonprofit mutual benefit corporation formed by Trendwest in 1989. WorldMark's articles of incorporation provide that the specific purpose for which it was formed is to own, operate and manage the real property conveyed to it by the Company. Owners receive the right to use all WorldMark Resort units and the right to vote to elect WorldMark's board members and with respect to certain major WorldMark matters. The number of votes that each Owner has is based on the number of Vacation Credits owned.

    The Resorts are owned by WorldMark free and clear of all monetary encumbrances. WorldMark maintains a replacement reserve for the WorldMark Resorts which is funded from the annual assessments of the Owners. The replacement reserve is utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in WorldMark Resorts in which all units are owned by WorldMark.

    Compared to other timeshare arrangements, the WorldMark concept provides Owners significant flexibility in planning vacations. Depending on how many Vacation Credits an Owner has purchased, the Owner may use the Vacation Credits for one or more vacations annually. The number of Vacation Credits that are required to stay one day at WorldMark's units varies, depending upon the resort location, the size of the unit, the vacation season and the day of the week. For example, a Friday or Saturday night stay at a one-bedroom unit may require 825
Vacation Credits per night off-season and 1,450 Vacation Credits per night in peak season. A midweek stay at the same one-bedroom unit would require less Vacation Credits. This range of Vacation Credits that is required to stay one day enables an Owner to receive a varying number of days at the WorldMark Resorts depending on the vacation choices made by the Owner. Under this system, Owners can select vacations according to their schedules, space needs and available Vacation Credits. Vacation Credits are reissued on an anniversary date basis and any unused Vacation Credits may be carried over for one year. An Owner may also borrow Vacation Credits from the Owner's succeeding year's allotment.

    An Owner may also purchase bonus time ("Bonus Time") from WorldMark for use when space is available. Bonus Time can only be reserved within two weeks of use. Bonus Time gives Owners the opportunity to use available units on short notice at a reduced rate (generally from $20 to $50 per night for a two bedroom unit, mid-week in the off-season) and to obtain usage beyond their Vacation Credit allotment.

    WorldMark collects maintenance dues from Owners based on the number of Vacation Credits owned. Currently, the annual dues are $237 for the first 5,000 Vacation Credits owned, plus $72 for each additional increment of 2,500 Vacation Credits owned. These dues are intended to cover WorldMark's operating costs, including condominium association dues at the WorldMark Resorts. The Company pays WorldMark the dues on all unsold Vacation Credits. Such payments totaled $512,000, $275,000 and $793,000 in 1995, 1996 and 1997, respectively.

    WorldMark has a five member board of directors that manages its business and affairs. Three of the directors and principal executive officers of WorldMark are also officers of the Company. The Board must obtain the approval of a majority of the voting power of the Owners represented (excluding Trendwest) to take certain actions, including (i) incurrence of capital expenditures exceeding 5% of WorldMark's budgeted gross expenses during any fiscal year and (ii) selling property of WorldMark during any fiscal year with an aggregate fair market value in excess of 5% of WorldMark's budgeted gross expenses for such year.

                              The WorldMark Resorts

    The following table sets forth certain  information as of December 31, 1997,
regarding  each  existing  WorldMark  Resort,   planned  expansion  at  existing
WorldMark Resorts through 1999, and planned new WorldMark Resorts through 1999.

                                                        Existing
                                           Date           Units
                                         Contributed       in       Planned     Total Units
 Existing Resorts       Location        To WorldMark (a) Service    Expansion   Anticipated  RCI Rating (b)
 British Columbia

 Sundance               Whistler        February 1992             25       ---          25   R.I.D.

 California

 North Shore Estates    Bass Lake       October 1991              61       ---          61   Gold Crown
 Beachcomber            Pismo Beach     April 1993                20       ---          20   Gold Crown
 Palm Springs           Palm Springs    July 1995                 64       ---          64   Gold Crown
 Big Bear               Big Bear Lake   April 1996                51       19 (c)       70   Gold Crown

 Hawaii

 Valley Isle            Maui            April 1990                14       ---          14 (d) Gold Crown
 Kapaa Shores           Kauai           July 1991                 49       ---          49 (d) Gold Crown
 Kona                   Hawaii          November 1997             32       32 (e)       64   Gold Crown

 Nevada

 Lake Tahoe             Stateline       January 1991              50       ---          50   Gold Crown/R.I.D.
 Las Vegas              Las Vegas       December 1996             42       ---          42   Gold Crown

 Oregon

 Eagle Crest            Redmond         September 1989            67       --- (f)      67   Gold Crown
 Gleneden Beach         Lincoln City    March 1996                80       ---          80   Gold Crown
 Running Y Ranch        Klamath Falls   February 1997             54       40 (g)       94   Gold Crown
 Schooner Landing       Newport         September 1997            13 (h)   ---          13   Gold Crown

 Washington

 Lake Chelan Shores     Chelan          August 1990               13       ---          13 (d) Gold Crown
 Surfside               Long Beach      September 1991            25       ---          25   R.I.D.
 Discovery Bay          Sequim          January 1992              32       ---          32   Gold Crown
 Park Village           Leavenworth     July 1992                 72       ---          72   Gold Crown
 Mariner Village        Ocean Shores    June 1994                 32       ---          32   Gold Crown
 Birch Bay              Blaine          January 1995              52       52 (i)      104   Gold Crown

 Mexico

 Coral Baja             San Jose        November 1994             80       56 (j)      136   Gold Crown
                         del Cablo
Planned Resorts
 Clear Lake             Nice, CA        (k)                                88          88
Angel's Camp            Angel's Camp, WA(l)                      ---      112         112
                                                                 ---      ---         ---

                        Total                                    928      399       1,327
                                                                 ===      ===       =====

(a) The dates in this column  indicate,  for each resort,  the month and year in which  the  first  completed  units  at  such  resort  were  transferred  to
    WorldMark.  At  certain  resorts,   additional  units  were  transferred  to
    WorldMark at later dates.

(b) Gold Crown and Resort of International Distinction ("R.I.D.") are resort ratings awarded annually by RCI. In 1997, approximately 17% of the resorts reviewed by RCI received a Gold Crown rating, the highest rating awarded by RCI, and approximately 13% of the resorts reviewed by RCI received an R.I.D.
    rating, the second-highest rating awarded by RCI.

(c) Construction on 45 units began in January 1997 with all units complete at December 31, 1997. The remaining 19 units will be transferred to WorldMark in early 1998.

(d) These units represent less than 1/2 the number of units at this resort.

(e) Construction of this resort was completed in November 1997 with 32 units transferred to WorldMark. The remaining 32 units will be transferred in the first quarter of 1998.

(f) The Company has an agreement with Eagle Crest, Inc. (Eagle Crest) whereby the Company has assigned to Eagle Crest the right to sell Vacation Credits in WorldMark at the Eagle Crest Resort and Trendwest will purchase the financed portion of such sales, with full recourse, which will allow the company to realize the stated rates of interest ranging from 13.9% to 15.4%.
    Eagle Crest will repurchase defaulted contracts when they become 180 days delinquent or are written off at their unpaid principal amount. In exchange for such sales, Eagle Crest must transfer condominium units to WorldMark at no cost to either the Company or WorldMark. Retention of the full interest amounts from the contracts was negotiated in lieu of a fee from Eagle Crest equal to 3% of net sales of vacation credits occurring at the Eagle Crest resort and originally planned to commence in September 1997. The number of additional units to be deeded to WorldMark will depend on the number of vacation credits sold by Eagle Crest, an estimate of which is not provided in this table.

(g) The Company is obligated to purchase 20 units in November 1998 and 20 units in 1999. Units will be transferred to WorldMark as purchased The Company has an agreement with Running Y, Inc. (Running Y) whereby the Company has assigned to Running Y the right to sell Vacation Credits in WorldMark at the Running Y Resort and Trendwest will purchase the financed portion of such sales with full recourse, which will allow the company to realize the stated rates of interest ranging from 13.9% to 15.4%. Running Y will repurchase defaulted contracts when they become 180 days delinquent or are written off at their unpaid principal amount. In exchange for such sales, Running Y must transfer condominium units to WorldMark at no cost to either the Company or WorldMark. Retention of the full interest amounts from the contracts was negotiated in lieu of a fee from Running Y equal to 3% of net sales of vacation credits occurring at the Running Y resort and originally planned to commence in September 1997. The number of additional units to be deeded to WorldMark will depend on the number of Vacation Credits sold by Running Y, an estimate of which is not provided in this table.

(h) The Company purchased 659 weeks of time per year from Schooner's Landing and deeded the rights to this time to WorldMark. This is equivalent to 13 condominium units.

(i) Construction began in April 1997 with units completed and transferred to WorldMark in February and March of 1998.

(j) Construction was completed by the developer in December 1997 with 6 units transferred to WorldMark in December. The remaining 56 units are expected to be transferred to WorldMark in 1998.

(k) This project was substantially complete at December 31, 1997 with 50% of the units available for use by WorldMark owners. Individual units cannot be transferred to WorldMark until construction is 100% completed because the individual units do not have separate legal descriptions. The Company has experienced delays in obtaining final certificates of occupancy for the entire project as County Building Inspectors have been dealing with several emergency conditions throughout the County due to heavy rains associated with El Nino.
    Final certificates of occupancy are expected in early April 1998.

(l) Construction on this resort began in September, 1997. The first units are expected to be completed in August, 1998.


Sales And Marketing

    The Company's sales of Vacation Credits primarily occur at ten off-site sales offices located in metropolitan areas in three regions. The remainder of the Company's sales of Vacation Credits occur at four on-site sales offices.

    The Company believes the advantages of using off-site sales offices compared to sales offices located at more remote resorts include (i) access to larger numbers of potential customers, (ii) convenience for prospective customers to attend a sales presentation, (iii) access to a wider group of qualified sales personnel due to more convenient work locations, (iv) ability to open new sales offices quickly and without significant capital expenditures and (v) lower marketing costs to attract prospective customers to visit a sales office.

    The Company's off-site sales offices are approximately 5,000 square feet and include a theater, sales area and reception area. Each off-site sales center is staffed by a sales manager, an office administrator, approximately 10 to 25 salespeople, two verification representatives, and additional staff for guest registration and clerical assistance. The on-site sales offices are approximately 2,500 square feet and generally include similar facilities and a smaller number of staff compared to the off-site sales offices.

    The Company uses a variety of marketing programs to attract prospective Owners, including sponsored promotional contests offering vacation packages or gifts, targeted mailings and telemarketing efforts, and various other promotional programs. The Company also co-sponsors sweepstakes, giveaways and other promotional programs with professional teams at major sporting events (such as Portland Trail Blazers basketball games and Seattle Mariners baseball games) and with supermarkets. The Company continually monitors and adjusts its marketing programs to improve efficiency and recently established a website on the Internet. Trendwest targets prospective Owners through an analysis of age, income and travel interests. The Company delivers targeted prospective Owners a notice related to the specific promotion, inviting the prospective Owner to call the Company's toll-free voice mail system to leave a return phone number. Those persons who call the Company and leave their phone number receive a call from the Company to invite them to visit an off-site sales office and attend a sales presentation. As an incentive to attend the presentation, the Company offers gifts, such as an overnight trip or electronic equipment.

    When prospective Owners visit a sales facility, they are greeted by a host or hostess and are shown to the theater to view a 30-minute multi-media presentation describing the benefits of timeshares in general, and WorldMark specifically. After the presentation, all prospective owners are introduced to WorldMark and the benefits of becoming an Owner by a representative of Trendwest. The speaker introduces the guests to their salesperson, who provides more specific information, answers questions and invites the guest to join WorldMark. Audience size is limited to about 20 prospects per presentation. Each sales office generally conducts three or four presentations per day, five days a week.

    Printed information regarding Trendwest and its properties, as well as the rights and obligations of Owners, is provided to each prospective member before Vacation Ownership Interests are sold. Prior to finalizing a sale, each new Owner meets with one of the Company's verification representatives to discuss the new Owner's reasons for joining and to review the rights and obligations of Owners. The purpose of this meeting is to allow prospective Owners to review their proposed commitment in an environment separate from the sales process.

    Under the laws of each state where the Company sells Vacation Ownership Interests, each purchaser has a right to rescind the purchase of Vacation Credits for a period ranging from three to seven calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company, depending on the state. The Company's current practice is to allow all purchasers a seven day rescission period, even if state law allows a shorter period. During 1996 and 1997, the Company had a rescission rate of 17.7% and 16.5% respectively, which is consistent with the Company's historical experience.

    The Company's salespeople are trained to use a soft sales approach. The salespeople emphasize the advantages of becoming an Owner, including convenience, flexibility, ownership and affordability. The Company believes the success of its sales approach is reflected not only by the amount of sales of Vacation Credits to new Owners, but also by the amount of sales of Vacation Credits to "non-Owner" referrals.

    Trendwest offers existing Owners cash awards for referrals of new Owners. The Company maintains a staff of marketing individuals who specialize in promoting referrals by existing Owners. In addition, as part of the Company's ongoing marketing efforts, it offers existing Owners the opportunity to purchase additional Vacation Credits generally at a discount from the current price. Owners may purchase additional Vacation Credits in increments of 1,000. Trendwest currently employs 20 sales representatives who specialize in Upgrade Sales. Sales of Vacation Credits from the Company's owner referral program and Upgrade Sales contributed in the aggregate approximately 29.0% and 25.3% of the Company's net sales in 1996 and 1997, respectively.

Customer Financing

    Since an important component of the Company's sales strategy is the affordability of Vacation Credits, the Company believes that a significant portion of its sales of Vacation Credits will continue to be financed by the Company. In 1997, the average new Owner purchased approximately 6,600 Vacation Credits for a purchase price of approximately $8,507 and the Company financed approximately 88% of the aggregate purchase price of Vacation Credits sold to new Owners with an average new Note Receivable of approximately $7,653. During 1997, the aggregate amount of Notes Receivable generated in connection with the sale of Vacation Credits to new Owners was approximately $98.3 million. The Company requires a down payment of at least 10% of the purchase price and provides a term of up to seven years and an interest rate of 13.9% or 14.9% per annum, depending on the method of payment selected.

    Existing Owners purchasing additional Vacation Credits must either make a down payment of 10% of the price of the Upgrade Sales or have sufficient equity in their existing Vacation Credits to provide at least 10% of the value of all Vacation Credits, including the Upgrade. The amount of the existing receivable is cancelled and a new seven-year note secured by an interest in all Vacation Credits owned is issued.

    At December 31, 1997, an aggregate of $242.3 million of Notes Receivable were outstanding, of which approximately $84.7 million with a weighted average interest rate of 14.1% per annum had been retained by the Company. The balance of approximately $157.6 million of Notes Receivable had been sold by the Company prior to that date, although the Company retained limited recourse liability with respect to these Notes Receivable. The Company may continue to sell a substantial amount of its Notes Receivable. See "Liquidity and Capital Resources -- Finance Subsidiaries" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Notes Receivable become delinquent when a scheduled payment is 30 days or more past due and reservation privileges are suspended when a scheduled payment is 60 days or more past due. At December 31, 1997, approximately $4.5 million of Notes Receivable, including Notes Receivable previously sold by the Company, were past due 60 days or more. The Notes Receivable are secured by a security interest in the related Vacation Credits. The Company's practice has been to continue to accrue interest on Notes Receivable until such accounts are deemed uncollectible, at which time the Company writes off such Notes Receivable and records as an expense any interest that had been accrued, reclaims the related Vacation Credits that secure such Notes Receivable and returns such Vacation Credits to inventory as available for resale.

    The Company maintains a reserve for doubtful accounts in respect of the Notes Receivable owned by the Company and a reserve for recourse liability in respect of the Notes Receivable that have been sold by the Company. The aggregate amount of these reserves at December 31, 1996 and 1997 were $11.2 million, and $15.2 million, respectively, representing approximately 6.2%, and 6.3% respectively, of the total portfolio of Notes Receivable at those dates, including the Notes Receivable that had been sold by the Company. No assurance can be given that these reserves will be adequate, and if the amount of the Notes Receivable that is ultimately written off materially exceeds the related reserves, the Company's business, results of operations and financial condition could be materially adversely affected.

    The Company estimates its reserve for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Note Receivable origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends. The Company also utilizes experience factors of more mature sales sites in establishing the reserve for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the credits associated with such charge-offs to inventory. At December 31, 1997, 1.9% of the Company's total receivables portfolio of $242.3 million were more than 60 days past due.

    Sage Systems, Inc. ("Sage"), a licensed escrow company, services the Company's entire portfolio of Notes Receivable under an Escrow Agreement with the Company. Under the Escrow Agreement, contracts for the sale of Vacation Credits by the Company, and the funds received from such sales, are placed in escrow with Sage. The escrowed funds and documents are released to the Company when the Company certifies that it has sufficient Vacation Credits available for sale, the applicable state-mandated cancellation period (under which a purchaser may rescind his purchase) has expired, and Sage receives notice from the Company that a rescission notice has not been received from the purchaser. The Company handles billing inquiries and all other personal interaction with the Owners, including collections on its Notes Receivable.

Property Ownership

    Unlike many "right-to-use" timeshare operations in which a developer sells timeshare interests in properties it owns, the Company does not own the properties designated for timeshare use. Rather, when the Company purchases resort property, it vests in WorldMark title to the property free and clear of any debt encumbrance. With respect to property developed by the Company, the Company may initially obtain title in the undeveloped property and then deed the developed resort property to WorldMark. At the time the Company vests title to the property in WorldMark, a "Declaration of Vacation Owner Program" is recorded on the property. This declaration establishes the usage rights of Owners as a covenant on title, thus protecting those rights against the effect of any future blanket encumbrance. This ownership structure is designed to protect the timeshare usage rights of the Owners and comply with statutory regulations.

    The Company's only consideration for paying for the properties and for arranging for the seller of the property to transfer title of the property directly to WorldMark is the exclusive right to sell Vacation Credits and to add new properties and additional units at the Company's discretion. The Company's rights to sell Vacation Credits against the deeded properties are protected by a security interest in the unsold inventory of Vacation Credits. This lien prevents WorldMark from revoking such rights or transferring them to another party.

    Vacation Credits are allocated to each unit based on its vacation use value relative to existing properties. Vacation Credits are assigned for weeks of peak, shoulder and off-peak use, reserving time for Bonus Time, repairs and maintenance. The aggregate Vacation Credits assigned to each unit may not be changed in the future, and the actual number of Credits assigned are contained in the recorded declaration. This system of irrevocable allocation and registration with the state protects the Owners by preventing dilution in the usage value of the Owner's Vacation Credits.

    As of December 31, 1997, WorldMark had a reserve for replacement costs of approximately $5.3 million for all depreciable assets (e.g., furniture, appliances, carpeting, roofs and decks) of the WorldMark Resorts. In those WorldMark Resorts where WorldMark owns only a small percentage of the units in a complex and belongs to an independent homeowners' association, the dues paid to such association by WorldMark are partially used to provide adequate reserves for replacement costs relating to such properties.

Participation in Vacation Interval Exchange Network

    The Company believes that sale of Vacation Credits is made more attractive by the Company's participation in the vacation interval exchange network operated by Resort Condominiums International, LLC (RCI). In a 1995 study sponsored by the Alliance for Timeshare Excellence and ARDA, the exchange opportunity was cited by purchasers of vacation intervals as the most significant factor in determining whether to purchase a vacation interval. For an annual membership fee (currently $78), Owners may participate in RCI, which allows Owners to exchange Vacation Credits for an occupancy right at a participating resort in RCI based upon availability and the payment of an additional exchange fee (currently $110 for exchanges in North America and $145 for International exchanges). The Company pays the RCI annual membership fee for the Owner's first year. An Owner may exchange Vacation Credits for an occupancy right in a resort participating in the RCI network by requesting occupancy and specifying the desired unit size and time period. RCI provides an Owner hotline with direct phone access to representatives who are knowledgeable about WorldMark and are responsible for assisting Owners with an exchange. RCI assigns a weekly exchange value for Vacation Credits. This exchange value is based upon a number of factors. If RCI is unable to meet the Owner's initial request, it suggests alternative resorts based on availability.

    Founded in 1974, RCI, which was recently acquired by HFS Incorporated, has grown to be the world's largest vacation interval exchange organization. As of March 11, 1998, RCI had approximately 3,200 participating resort facilities and over 2.4 million members worldwide. During 1997, RCI processed approximately 1.8 million vacation interval exchanges.

Competition

    The Company is subject to significant competition from other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels. Some of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation intervals in resort properties. Major companies that now operate or are developing or planning to develop vacation interval resorts include Marriott, Disney, Hilton, Hyatt, Four Seasons, Inter-Continental, Westin and Promus. In addition, other publicly-traded companies in the timeshare industry, such as Signature, Fairfield and Vistana, currently compete, or may in the future compete, with the Company. Many of these entities possess significantly greater financial, marketing and other resources than those of the Company. Management believes that industry competition will be increased by recent and potential future consolidation in the timeshare industry. See "Risk Factors - Competition".

Employees

    As of December 31, 1997, Trendwest had 837 full-time employees. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.

    The Company enforces a stringent drug policy with all employees. All prospective employees are tested for the presence of impairing substances before being hired by the Company. Employees of the Company are tested periodically for the presence of impairing substances and, in addition, any Company employee may be tested for such substances for cause. Any employee who is found to be under the influence of an impairing substance is subject to appropriate disciplinary action, including termination.

                                  RISK FACTORS

    In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered in evaluating the Company and its business. The Company cautions the reader that this list of risk factors may not be exhaustive. This document contains forward-looking statements which involve risks and uncertainties. The Company's actual results and the timing of certain events could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including the factors set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in the Form 10-K.

     Dependence on Acquisitions of Additional Resort Units for Growth; Need for Additional Capital

    The Company purchases or develops resort units for WorldMark in exchange for the exclusive right to sell the Vacation Credits assigned to these units. When the Company purchases or develops a new resort or additional units at an existing WorldMark Resort, the Company causes the units to be conveyed directly to WorldMark free of any monetary encumbrances, and therefore must purchase its properties without any financing secured by the properties. The Company can only sell additional Vacation Credits to the extent that it acquires or develops additional resort units for WorldMark. The Company's future growth and financial success therefore will depend to a significant degree on the availability of attractive resort locations and the Company's ability to acquire and develop additional resort units on favorable terms and to obtain additional debt and equity capital to fund such acquisitions and development. There can be no assurance that the Company will be successful in this regard. As of December 31, 1997, the Company had purchase agreements and developments in progress to obtain 399 additional resort units by the end of 1999. No assurance can be given that all of such units will be acquired or completed on a timely basis or at all. There are numerous potential buyers of resort real estate competing to acquire resort properties which the Company may consider attractive resort acquisition opportunities, and many of these potential buyers are better capitalized than the Company. There can be no assurance that the Company will be able to compete against such other buyers successfully.

     Since the Company generally finances approximately 88% of the aggregate purchase price of Vacation Credits sold to new Owners, it does not generate sufficient cash from sales to provide the necessary capital to purchase additional resort units. No assurance can be given that the Company will be able to obtain debt or equity capital through the sale or securitization of its Notes Receivable, or otherwise, in order to continue to acquire additional properties or that such future financing can be obtained on terms favorable to the Company. See "Liquidity and Capital Resources - Finance Subsidiaries".

Risks Associated with Development and Construction Activities

    The Company intends to expand its acquisition, development, construction and expansion of timeshare resorts. There can be no assurance that the Company will complete current or future development or expansion projects. Risks associated with these activities include the risk that (i) acquisition or development opportunities may be abandoned; (ii) construction costs may exceed original estimates, possibly making the development or expansion uneconomical or unprofitable; (iii) financing may not be available on favorable terms or at all; and (iv) construction may not be completed on schedule, resulting in increased interest expense and delays in the availability for sale of Vacation Credits. Development activities are also subject to risks relating to inability to obtain, or delays in obtaining, all necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, the ability of the Company to coordinate construction activities with the process of obtaining such permits and authorizations, and the ability of the Company to obtain the financing necessary to complete the necessary acquisition, construction and conversion work. In addition, the Company's construction activities are generally performed by third-party contractors. These third-party contractors generally control the timing, quality and completion of the construction activities. Nevertheless, construction claims may be asserted against the Company for construction defects and such claims may give rise to liabilities. New development activities, regardless of whether or not they are ultimately successful, typically require a substantial portion of management's time and attention. The ability of the Company to expand its business to include new resorts will in part depend upon the availability of suitable properties at reasonable prices and the availability of financing for the acquisition and development of such properties. In the future, the Company may undertake the development of larger resort complexes. No assurance can be given that any such larger resort complexes will be developed in a profitable manner, if at all.

Factors Affecting Sales Volume

    As the number of potential customers in the geographic area of a sales office who have attended a sales presentation increases, the Company may have increasing difficulty in attracting additional potential customers to a sales presentation at that office and it may become increasingly difficult for the Company to maintain current sales levels at its existing sales offices. Accordingly, the Company anticipates that a substantial portion of its future sales growth will depend on the opening of additional off-site sales offices. No assurance can be given, however, that sales from existing or new off-site sales offices will meet management's expectations. If the Company does not open additional sales offices or if existing or new sales offices do not perform as expected, the Company's business, results of operations and financial condition could be materially adversely affected.

Geographic Concentration on West Coast

    The Company presently sells Vacation Credits in Washington, Oregon and California, primarily to residents of those states and of British Columbia. The Company intends to continue to sell Vacation Credits in these three states and to increase the number of its off-site sales offices in California. Since all of the Company's sales offices are in the western United States, any economic downturn in this area of the country could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the appeal of becoming an Owner may decrease if residents of Washington, Oregon, California and British Columbia do not continue to view the locations of WorldMark's Resorts (which are primarily located in these areas) as attractive vacation destinations.

General Economic Conditions; Concentration in Timeshare Industry

    Any downturn in economic conditions or significant price increases or adverse events related to the travel and tourism industry, such as the cost and availability of fuel, could depress discretionary consumer spending and have material adverse effect on the Company's business, results of operations and financial condition. Any such economic conditions, including recession, may also adversely affect the future availability of attractive financing rates for the Company or its customers and may material adversely affect the Company's business. Furthermore, adverse changes in general economic conditions may adversely affect the collectibility of the Notes Receivable. Because the Company's operations are conducted solely within the timeshare industry, any adverse changes affecting the timeshare industry could have a material adverse effect on the Company's business, results of operations and financial condition.

Risks Associated with Customer Financing

    The Company obtains a security interest in the purchased Vacation Credits and it does not verify a prospective Owner's credit history. At December 31, 1997, an aggregate of $242.3 million of Notes Receivable were outstanding, of which approximately $84.7 million had been retained by the Company. The remaining balance of approximately $157.6 million of Notes Receivable had been sold by the Company prior to that date, although the Company retained limited recourse liability with respect to these Notes Receivable.

     Notes Receivable become delinquent when a payment is 30 days or more past due and reservation privileges are suspended when a scheduled payment is 60 days or more past due. At December 31, 1997, approximately $4.5 million of Notes Receivable previously sold by the Company were past 60 days due or more. The Notes Receivable are secured by a security interest in the related Vacation Credits. The Company's practice has been to continue to accrue interest on Notes Receivable until such accounts are deemed uncollectible, at which time the Company writes off such Notes Receivable and records an expense for any interest that had been accrued, reclaims the related Vacation Credits that secure such Notes Receivable and returns such Vacation Credits to inventory available for resale. However, the associated marketing costs and sales commissions are not recovered by the Company and these expenses must be incurred again to resell the Vacation Credits.

    The Company maintains a reserve for doubtful accounts in respect of the Notes Receivable owned by the Company and a reserve for recourse liability in respect of the Notes Receivable that have been sold by the Company. These reserves are estimates and if the amount of the Notes Receivable that is ultimately uncollectible materially exceeds the related reserves, the Company's business, results of operations and financial condition could be materially adversely affected. See "Business - Customer Financing." Interest Rate Risk

    The Company generally provides financing for a significant portion of the aggregate purchase price of Vacation Credits sold at a fixed interest rate. In order to provide liquidity, the Company through the Finance Subsidiaries, sells or securitizes its Notes Receivable. Although a significant portion of the existing financing of the Notes Receivable through the Finance Subsidiaries is at a fixed rate or at a variable rate with a cap on the maximum rate, if interest rates were to increase significantly, the Company's future cost of funds would also likely increase significantly. The Company has the ability to respond to rising interest rates by increasing the interest rate offered to finance Vacation Credit purchases. However, such an increase could have a material adverse effect on sales of Vacation Credits or on the percentage of Owners who finance their Vacation Credit purchases through the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business - Customer Financing" and "Liquidity and Capital Resources - Finance Subsidiaries."

    The Company is exposed to credit losses in the event of nonperrformance by the counterparties to its interest rate caps and forward swap agreements used to hedge interest rate risk in securitization transactions. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

Competition

    The Company is subject to significant competition from other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels. Some of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation intervals in resort properties. Major companies that now operate or are developing or planning to develop vacation interval resorts include Marriott International, Inc., The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and & Resorts, Inc., Inter-Continental Hotels and Resorts, Inc., Westin Hotels & Resorts and Promus Hotels, Inc. In addition, other publicly-traded companies in the timeshare industry, such as Signature Resorts, Inc., Fairfield Communities, Inc., and Vistana, Inc., currently compete or may in the future compete with the Company. Many of these entities possess significantly greater financial, marketing and other resources than those of the Company. Management believes that industry competition will be increased by recent and potential future consolidation in the timeshare industry.

    Resales of Vacation Credits by Owners may compete with sales of Vacation Credits by the Company and may inhibit the Company's ability to increase the market price of Vacation Credits it sells.

Dependence on Key Personnel

    The Company's success depends to a large extent upon the experience and abilities of William F. Peare, the Company's President and Chief Executive Officer, Jeffery P. Sites, the Company's Executive Vice President and Chief Operating Officer, and Gary A. Florence, the Company's Vice President, Chief Financial Officer and Treasurer. The loss of the services of any one of these individuals could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's success is also dependent upon its ability to attract and retain qualified development, acquisition, marketing, management, administrative and sales personnel for which there is keen competition. In addition, the cost of retaining such key personnel could escalate over time. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

Regulation of Marketing and Sales of Vacation Credits; Other Laws

    The Company's marketing and sales of Vacation Credits and certain of its other operations are subject to extensive regulation by the states and foreign jurisdictions in which the WorldMark Resorts are located and in which Vacation Credits are marketed and sold and also by the federal government.

    State and Provincial Regulations. Most U.S. states and Canadian provinces have adopted specific laws and regulations regarding the sale of vacation interval ownership programs. Washington, Oregon, California, Hawaii and British Columbia require the company to register WorldMark Resorts, the Company's vacation program and the number of Vacation Credits available for sale in such state or province with a designated state or provincial authority. The Company must amend its registration if it desires to increase the number of Vacation Credits registered for sale in that state or province. Either the Company or the state or provincial authority assembles a detailed offering statement describing the Company and all material aspects of the project and sale of Vacation Credits. The company is required to deliver the offering statement to all new purchasers of Vacation Credits, together with certain additional information concerning the terms of the purchase. Hawaii imposes particularly stringent and broad regulation requirements for the sale of interests in interval ownership programs that have resort units located in Hawaii. The Company has incurred substantial expenditures over an extended period of time in the registration process in Hawaii and still has not completed this process. Hawaii has allowed the use of WorldMark units in Hawaii, provided that the company continues in good faith to pursue registration in Hawaii. Laws in each state where the Company sells Vacation Credits grant the purchaser from three to seven calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company. Most states have other laws which regulate the Company's activities, such as real estate licensure laws, laws relating to the use of public accommodations, and facilities by disabled persons, sellers of travel licensure laws, anti-fraud laws, advertising laws and labor laws.

    Federal Regulations. The Federal Trade Commission has taken an active regulatory role in the interval ownership industry through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Standards Practices Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Civil Rights Act of 1964 and 1968, the Fair Housing Act and the Americans with Disabilities Act.

    Although the Company believes that it is in material compliance with all federal, state, local and foreign laws and regulations to which it is currently subject, there can be no assurance that it is in fact, in compliance. Any failure by the Company to comply with applicable laws or regulations could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company will continue to incur significant costs to remain in compliance with applicable laws and regulations, and such costs could increase substantially in the future.

Possible Environmental Liabilities

    Under various federal, state, local and foreign laws, ordinances and regulations, the owner or operator of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at the property. Although the Company conducts an environmental assessment with respect to the properties it acquires for WorldMark, the company has not received a Phase I environmental report for any WorldMark Resort. There can be no assurance that any environmental assessments undertaken by the Company with respect to the WorldMark Resorts have revealed all potential environmental liabilities, or that an environmental condition does not otherwise exist as to any one or more of the WorldMark Resorts that could have a material adverse effect on the Company's business, results of operations and financial condition.

Natural Disasters; Uninsured Loss

    WorldMark maintains property insurance and liability insurance for the units at the WorldMark Resorts, with certain policy specifications, insured limits and deductibles. Certain types of losses, such as losses arising from earthquakes, floods or acts of war, are generally excluded from WorldMark's insurance coverage. Should an uninsured loss or loss in excess of insured limits occur, WorldMark has the option to either (i) remove such units from the Vacation Credit system, which would result in a proportional dilution of vacation time available for the Vacation Credits which have been sold, or (ii) pay the related costs of replacement. Although WorldMark's board of directors may impose a limited amount of special assessments to pay for capital improvements or major repairs, there can be no assurance that WorldMark would be able to increase assessments to provide sufficient funds to pay for all possible capital improvements and major repairs of the units at the WorldMark Resorts. In such event, the Company may need to advance funds to WorldMark in order to maintain the quality of the WorldMark Resorts or WorldMark may be required to defer certain improvements or repairs. In addition, the Company may advance funds to WorldMark if WorldMark does not have sufficient funds to pay its obligations in a timely manner. See "Business - Insurance; Legal Proceedings."

Item 2. Properties

    The Company owns its headquarters building in Bellevue, Washington. In the ordinary course of business, the Company purchases property for development and deeds said property to WorldMark upon completion of the project.
See "Business - WorldMark".

Item 3. Legal Proceedings

    The Company is not aware of any material legal proceedings pending against it. The Company may be subject to claims and legal proceedings from time to time in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Securities Holders

    There were no matters submitted to a vote of the Company's equity holders during the fourth quarter of 1997.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

    The Company's initial public offering of Common Stock was consummated on August 15, 1997 at an initial price of $18.00 per share. The Company's common stock is quoted on the Nasdaq National Market under the symbol "TWRI". The following table sets forth for the periods indicated, the high and low sales price for Common Stock, as quoted on the Nasdaq National Market:

                                                High         Low
                                               -------   -----------
      Year ended December 31, 1997:
      Third quarter (commencing August 15,     $20 7/8      $17 7/8
       1997)

      Fourth quarter                           $29 1/2      $18 1/2

      January 1, 1998 to March 24, 1998        $22 3/4      $18 13/16


On March 24, 1998, there were approximately 37 holders of record of the Company's common stock and approximately 1,362 beneficial stockholders.

    The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying cash dividends on its Common Stock. The Company currently intends to retain future earnings to finance its operations and fund the growth of the business. Any payment of future dividends will be at the discretion of the Board of Directors of the Company and will depend on, among other things, the Company's earnings, financial condition, contractual restrictions in respect of the payment of dividends and other factors the Board of Directors deems relevant.

Item 6. Selected Financial Data

           (dollars in thousands, except per share and operating data)

    The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" are derived from the audited financial statements of Trendwest Resorts, Inc. and certain affiliates. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined and consolidated financial information for the Company and the notes thereto which are contained elsewhere herein. The information presented below under the caption "Operating Data" is unaudited.

                                                                   Year Ended December 31,
                                              -------------------------------------------------------------
                                                    1993        1994        1995         1996          1997
                                                 ----------  ----------  ----------  ------------  --------
 Statement of Operations Data:
 Revenues:
   Vacation Credit sales, net...............     $38,743     $54,904     $77,783     $ 100,040    $ 128,835
   Finance income...........................       3,813       3,736       5,368         7,143       11,989
   Gains on sales of notes receivable.......       1,558       1,635       3,222         5,673        6,582
   Resort management services...............       1,102       2,805       1,579         1,501        2,032
   Other....................................         344         763       1,226         2,552        2,149
                                                 -------     -------     -------   -----------  -----------
         Total revenues.....................      45,560      63,843      89,178       116,909      151,587
 Costs and operating expenses:
   Vacation Credit cost of sales............       8,743      15,070      20,484        27,400       34,569
   Resort management services...............         959       2,613       1,283           859        1,108
   Sales and marketing......................      19,523      25,615      36,374        47,810       59,448
   General and administrative...............       4,056       6,588       8,391        10,904       13,449
   Provision for doubtful accounts and
 recourse                                          2,805       4,537       6,522         7,467         9,077
     liability..............................
   Interest.................................       1,929         881       2,380         2,445        1,739
                                                 -------     -------     -------   -----------  -----------
         Total costs and operating expenses.      38,015      55,304      75,434        96,885       119,390
                                                 -------     -------     -------   -----------  ------------
 Income before income taxes.................       7,545       8,539      13,744        20,024        32,197
   Income tax expense.......................       2,909       3,214       4,979         7,348        11,588
                                                 -------     -------     -------   -----------  ------------
 Net income.................................     $ 4,636     $ 5,325     $ 8,765   $    12,676  $     20,609
                                                 =======     =======     =======   ===========  ============

 Basic and diluted  net income per share of
 Common Stock...............................     $ 0.37     $  0.42      $ 0.61    $       0.88 $       1.32
 Shares used in computing basic and diluted
 net income per share of Common Stock (1)..    12,378,643  12,758,616  14,387,169   14,417,116    15,596,419

 Operating Data:
 Number of WorldMark Resorts (at end of
   period)..................................          12          14          16            19            22
 Number of units (at end of period).........         239         325         499           746           928
 Number of Vacation Credits sold (in
   thousands)...............................      34,296      47,025      65,308        82,270        99,911
 Average price per Vacation Credit sold.....     $   1.14    $   1.18    $   1.21  $       1.24 $       1.27
 Average cost per Vacation Credit sold......     $   0.25    $   0.32    $   0.31  $       0.33 $       0.35
 Number of Owners (at end of period)........      12,732      18,740      27,965        38,997       51,778
 Average purchase price for new Owners......     $ 7,879     $ 8,141     $ 8,325   $     8,432  $      8,507

 Balance Sheet Data:
 Cash, including restricted cash............     $   528     $   375     $   516   $       802  $      1,289
 Total assets...............................      36,007      51,143      71,289        89,330       151,750
 Indebtedness(2)............................       4,809      10,378      24,826        22,371         1,947
 Stockholders' equity.......................      22,308      27,456      36,753        49,744       122,125

----------
(1)  Includes 5,193,693 shares issued to JELD-WEN in connection with the Consolidation Transactions.

(2)  Indebtedness is comprised of notes payable to JELD-WEN and others.


Selected quarterly financial data

                                                        1996 quarters ended
                                        March 31      June 30     September 30    December 31
                                      ------------- ------------ --------------- --------------
     Total revenue                     $25,202      $31,016         $31,166        $29,525
     Total costs and operating          21,936       24,639          25,809         24,501
     expenses
     Net income                          2,057        4,043           3,386          3,190
     Basic and diluted net income
         per common share               $ 0.14      $  0.28         $  0.23        $  0.22

                                                        1997 quarters ended
                                        March 31      June 30     September 30    December 31
                                      ------------- ------------ --------------- --------------
     Total revenue                        $ 32,613     $ 39,837        $ 40,472       $ 38,665
     Total costs and operating              26,361       30,803          31,963         30,263
     expenses
     Net income                              3,999        5,781           5,433          5,396
     Basic and diluted net income
         per common share                 $   0.28     $   0.40        $   0.34       $   0.31

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    Trendwest markets, sells and finances timeshare ownership interests in the form of Vacation Credits and acquires, develops and manages the WorldMark Resorts. The Company derives revenue primarily from the sale of Vacation Credits and, to a lesser extent, from financing of Vacation Credits and from management fees generated from its management agreement with WorldMark.

    Vacation Credit sales and Upgrade Sales are recognized on the accrual basis after the Company has received an executed sales contract and a minimum 10% down payment, and the rescission period (generally three to seven days) has passed. In instances where the Company finances an Upgrade Sale and the customer does not make an additional cash down payment of at least 10% of the Upgrade Sale the Company uses the installment method to recognize revenue. Under the installment method, gross profit on such Upgrade Sale is deferred and thereafter recognized in relation to each principal payment received. Revenue is fully recognized on the Upgrade Sale when the cash collected related to the Upgrade Sale totals 10% of the amount of the Upgrade sale. Commencing in the first quarter of 1997, the Company modified its Upgrade Sales marketing practices so as to encourage an additional cash down payment of at least 10% of the Upgrade Sale amount. In 1996, 13% of Upgrade Sales had the additional 10% cash down payment, as compared to 55% in 1997.

    The Company acquires or develops additional resort units for WorldMark and contributes those units to WorldMark free of monetary encumbrances, thereby creating additional Vacation Credits for sale by the Company. The Company assigns each WorldMark Resort unit a specific number of Vacation Credits based on its vacation use value relative to existing WorldMark Resort units. Acquisition and construction costs associated with the WorldMark Resort units are recorded as inventory. Vacation Credit cost of sales are allocated as Vacation Credit sales are recognized.

    Financing of Vacation Credits is provided to Owners by Trendwest at an interest rate of 13.9% or 14.9% per annum for a term of up to seven years. The Company routinely sells Notes Receivable to financial institutions and other investors to generate liquidity to acquire or develop new resort units and for working capital. The Company recognizes a gain on the sale of Notes Receivable at the time of sale equal to the present value of the estimated net future cash flow of the payment streams. This gain is recorded as a residual interest in Notes Receivable sold on the Company's balance sheet and is amortized over the term of the Notes Receivable using the interest method.

Results of Operations

    The following discussion of the results of operations relates to entities comprising the Company on a combined historical basis.

                                                                               Year Ended December 31,
                                                                            ------------------------------
      As a Percentage of Total Revenues:                                    1995        1996        1997
                                                                            ----        ----        ----
         Vacation Credit sales, net                                          87.2%       85.5%       85.0%
         Finance income                                                       6.0         6.1         7.9
         Gains on sales of notes receivable                                   3.6         4.9         4.3
         Resort management services                                           1.8         1.3         1.3
         Other                                                                1.4         2.2         1.5
                                                                            -----       -----       -----
                                                                            100.0%      100.0%      100.0%
                                                                            =====       =====       =====

      As a Percentage of Vacation Credit Sales, Net:
         Vacation Credit cost of sales                                       26.3%       27.4%       26.8%
         Sales and marketing                                                 46.8        47.8        46.1
         Provision for doubtful accounts and recourse liability               8.4         7.5         7.0

      As a Percent of Resort Management Revenues:
         Cost of resort management services                                  81.3%       57.2%       54.5%

      As a Percentage of Total Revenues:
         General and administrative                                           9.4%        9.3%        8.9%
         Total costs and operating expenses                                  84.6        82.9        78.8


Comparison  of the year ended  December 31, 1997 to the year ended  December 31,
1996

    For the year ended December 31, 1997 the Company achieved total revenues of $151.6 million compared to $116.9 million for the year ended December 31, 1996, an increase of 29.7%. The principal reason for the overall improvement was a 28.8% increase in Vacation Credit sales from $100.0 million for the year ended December 31, 1996 to $128.8 million for the year ended December 31, 1997. The increase in Vacation Credit sales was primarily the result of a 21.4% increase in the number of Vacation Credits sold from 82.3 million for the year ended December 31, 1996 to 99.9 million for the year ended December 31, 1997. The increase in Vacation Credits sold was largely attributable to two new off-site sales offices in the Southern California region, Costa Mesa and Woodland Hills, opened in February and October 1997; the maturation of two offices opened in February and April of 1996; and increased Upgrade sales. Revenues from Upgrade Sales increased 60.5% from $12.4 million for the year ended December 31, 1996 to $19.9 million for the year ended December 31, 1997 due largely to the increase in number of Owners who made the necessary 10% cash down payment to allow full revenue recognition at the time of the sale. The number of Vacation Credits sold as Upgrades increased by approximately 11.4% in the year ended December 31, 1997 compared to the year ended December 31, 1996 due to the continued growth of resorts and effective sales efforts. The average price per Vacation Credit sold increased from $1.24 for the year ended December 31, 1996 to $1.27 for the year ended December 31, 1997, an increase of 2.4%, which was due primarily to a 4.5% increase in the sales price of Upgrade credits.

    Finance income increased 69.0% from $7.1 million for the year ended December 31, 1996 to $12.0 million for the year ended December 31, 1997, due to the increased carrying balances of Notes Receivable and the recognition of unrealized gain on residual interest in Notes Receivable sold of $1.0 million. Gains on sales of Notes Receivable increased 15.8% from $5.7 million for the year ended December 31, 1996 to $6.6 million for the year ended December 31, 1997 due to higher net interest spreads on the principal amount of Notes Receivable sold.

    Vacation Credit cost of sales increased from $27.4 million for the year ended December 31, 1996 to $34.6 million for the year ended December 31, 1997, an increase of 26.3% and primarily reflects the increase in sales of Vacation Credits. As a percentage of Vacation Credit sales, Vacation Credit cost of sales decreased from 27.4% for the year ended December 31, 1996 to 26.8% for the year ended December 31, 1997. The Company believes that the change in Vacation Credit cost of sales as a percentage of Vacation Credit sales would have been slightly higher for the year ended December 31, 1997 as compared with the year ended December 31, 1996 absent the increase in the percentage of Owners who made a 10% cash down payment on Upgrade Sales.

    Sales and marketing costs increased 24.3% from $47.8 million for the year ended December 31, 1996 to $59.4 million in the year ended December 31, 1997. As a percentage of Vacation Credit sales, sales and marketing costs decreased from 47.8% for the year ended December 31, 1996 to 46.1% for the year ended December 31, 1997 primarily due to a substantially higher percentage of Upgrade Sales for the year ended December 31, 1997 that were entitled to full revenue recognition at the time of sale. The Company believes that sales and marketing costs as a percentage of Vacation Credit sales would have remained relatively constant for the two years compared absent the increase in the percentage of Owners who made a 10% cash down payment on Upgrade Sales.

    General and administrative expenses increased 22.9% from $10.9 million for the year ended December 31, 1996 to $13.4 million for the year ended December 31, 1997 primarily reflecting the increased sales growth and increased administration costs due to regionalization. As a percentage of total revenues, general and administrative expenses decreased from 9.3% for the year ended December 31, 1996 to 8.9% for the year ended December 31, 1997, due primarily to the substantially higher percentage of Upgrade Sales that were entitled to full revenue recognition at the time of sale. The Company believes that general and administrative expenses as a percentage of total revenues would have remained relatively constant for the years ended December 31, 1996 and 1997 absent the increase in the percentage of Owners who made a 10% cash down payment on Upgrade Sales in 1997.

    Interest expense decreased from $2.4 million for 1996 to $1.7 million for 1997, a decrease of 29.2% due primarily to the repayment of borrowings from the Parent from net proceeds of the Offering in August 1997.

    Provision for doubtful accounts and recourse liability increased 21.3% from $7.5 million for the year ended December 31, 1996 to $9.1 million for the year ended December 31, 1997. As a percentage of Vacation Credit sales, the provision declined from 7.5% for the year ended December 31, 1996 to 7.0% for the year ended December 31, 1997 due to the substantially higher percentage of Upgrade Sales for 1997 that were entitled to full revenue recognition at the time of sale and continued growth in the amount of Notes Receivable from Upgrade Sales which have a historically lower default rate than new sales.

Comparison of the year ended December 31, 1996 to the year ended
December 31, 1995

    For 1996, the Company achieved total revenue of $116.9 million compared to $89.2 million for 1995, an increase of 31.1%. This increase was primarily due to a 28.5% increase in Vacation Credit sales, from $77.8 million to $100.0 million, and a 31.5% increase in finance income, from $5.4 million to $7.1 million. The increase in Vacation Credit sales was primarily the result of a 26.0% increase in the number of Vacation Credits sold from 65.3 million in 1995 to 82.3 million in 1996 due to the opening of two new off-site sales offices (one in May 1995 and one in April 1996) and three new on-site sales offices (one in April 1995, one in June 1995 and one in February 1996). Revenues from Upgrade Sales, increased from $6.6 million for 1995 to $12.4 million for 1996, due to the increased number of Owners and more effective sales programs. The average price per Vacation Credit sold increased slightly from $1.21 for 1995 to $1.24 for 1996, an increase of 2.5%. The increase in finance income was primarily due to increased carrying balances of Notes Receivable related to higher Vacation Credit sales in 1996 compared to 1995. Gains on sales of Notes Receivable increased 78.1% from $3.2 million for 1995 to $5.7 million for 1996. This increase was due to a greater amount of Notes Receivable sold, which increased from $38.6 million for 1995 to $72.2 million for 1996.

    Vacation Credit cost of sales increased from $20.5 million for 1995 to $27.4 million for 1996, an increase of 33.7%, primarily reflecting the increase in sales of Vacation Credits. As a percentage of Vacation Credit sales, Vacation Credit cost of sales increased to 27.4% in 1996 from 26.3% in 1995. This increase was due to the relatively higher cost of developing and constructing Gleneden Beach resort in Oregon compared to other WorldMark Resorts and the reduction of revenue resulting from an increase in net deferred gross profit on Upgrade Sales.

    Cost of resort management services decreased 30.8% from $1.3 million in 1995 to $0.9 million in 1996, primarily as a result of the shift in the management responsibility for WorldMark's resort level operations from Trendwest to WorldMark which occurred in the second quarter of 1995.

    For 1996, sales and marketing costs increased 31.3% from $36.4 million in 1995 to $47.8 million in 1996. As a percentage of Vacation Credit sales, sales and marketing costs increased slightly from 46.8% in 1995 to 47.8% in 1996. The growth in sales and marketing costs reflects the increase in Vacation Credit sales and the opening of two new sales offices.

    General and administrative expenses increased 29.8% from $8.4 million in 1995 to $10.9 million in 1996, primarily reflecting the growth in the overall business of Trendwest. General and administrative expenses decreased as a percentage of total revenues from 9.4% in 1995 to 9.3% in 1996, primarily reflecting the realization of certain economies of scale causing administrative expenses to increase at a lower rate than total revenues.

    Interest expense remained consistent at $2.4 million, as lower average interest rates offset the effect of somewhat higher average loan balances.

    Provisions for doubtful accounts and recourse liability increased 15.4% from $6.5 million in 1995 to $7.5 million in 1996. As a percentage of Vacation Credit sales, the provision declined from 8.4% in 1995 to 7.5% in 1996. Reserve strengthening contributed to the higher percentage in 1995 and a higher percentage of the Company's Notes Receivable being held by Upgrade Owners at the end of 1996 contributed to the lower percentage in 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

    The Company generates cash from operations from down payments on sales of Vacation Credits which are financed, cash sales of Vacation Credits, management fees, principal and interest on Notes Receivable, and proceeds from sales and borrowings collateralized by Notes Receivable. The Company also generates cash on the interest differential between the interest charged on the Notes Receivable and the interest paid on loans collateralized by Notes Receivable.

    During the year ended December 31 1997, cash used in operating activities was $46.5 million. While net income was higher for the year ended December 31, 1997, cash generated from operating activities was reduced principally due to the increased issuance of Notes Receivable to finance the purchase of Vacation Credits, reduced proceeds from sales of Notes Receivable and higher expenditures to increase inventory levels of Vacation Credits. Cash flows from operating activities resulted primarily from the sale and repayment of Notes Receivable of $71.1 million and net income of $20.6 million. Cash flow used in operating activities was principally due to an increase in Notes Receivable of $112.2 million to finance the purchase of Vacation Credits by Owners and an increase in inventory of $28.3 million due to the increasing sales of Vacation Credits. The decrease in proceeds from the sales of Notes Receivable was due in part to treating the transfer of such receivables to the Bank Group after January 1, 1997, and prior to June 30 1997 as secured borrowing as TW Holdings did not meet the sales recognition criteria of Statement of Financial Accounting Standards Number 125 (SFAS 125).

    Net cash used in investing activities for the year ended December 31, 1997, was $1.7 million and primarily consisted of acquisitions of furniture and fixtures and data processing equipment required to meet the growth of the Company.

    Net cash provided by financing activities for the year ended December 31 1997 was $48.2 million. The Company received net proceeds of $51.8 million from the offering of 3,176,250 shares of the Company's stock. Net proceeds from the offering were used to repay $41.9 million of borrowings from JELD-WEN, resulting in a net change due to Parent of $19.4 million. The balance of the proceeds were used to finance the acquisition of additional resort properties, to carry Notes Receivable contracts, and for working capital and other general corporate purposes. After January 1, 1997, and prior to June 30, 1997, the Company borrowed $16.8 million from a group of banks through TW Holdings, Inc., secured by Notes Receivable to meet working capital needs.

    The Company continually needs to acquire and develop additional resort units for WorldMark in order to provide additional vacation credits for sale by the Company and to provide a greater variety of resort location for Owners. The continued growth of the Company and increase in the owner base allows for the development of larger resorts which provides certain economies of scale to the Company and to WorldMark from an operating cost standpoint. The permitting process for larger resorts can be lengthy at times, particularly in California and necessitates the need to acquire land as much 12 to 18 months before a resort is completed. This is reflected in the Company's investment in inventory which increased $28.3 million in 1997 to $44.5 million at December 31, 1997.

    At December 31, 1997, there were 5.2 million credits available for sale. Included in construction in progress at December 31, 1997 were 55.2 million of credits associated with Kona, Big Bear and Coral Baja which will be transferred to the Company by developers in 1998 in accordance with the transfer schedules. In addition, Clear Lake was substantially complete at December 31, 1997 with some use by Owners. Due to the impact of El Nino, final approvals from local authorities allowing for transfer of title to WorldMark could not be obtained until late March of 1998. This project will provide approximately 37.1 million of credits for sale by the Company. With the above units coming on line in 1998, completion of 112 units at Angel's Camp, the expansion of existing resorts and completion of the permitting process for Maui, the Company believes it will have an adequate supply of credits available to meet its planned growth through the early part of the year 2000. Since all vacation credits have the same use rights and sell for the same price, the Company does not experience a buildup of inventory of less desirable resort units or interval dates which are difficult to sell.

    Since completed units at various resort properties are acquired or developed in advance and a significant portion of the purchase price of Vacation Credits is financed by the Company, the Company continually needs funds to acquire and develop property, to carry Notes Receivable contracts and to provide working capital. The Company has historically secured additional funds through loans from the Parent and the sale of Notes Receivable through the Finance Subsidiaries. See "Risk Factors - Dependence on Acquisitions of Additional Resort Units for Growth; Need for Additional Capital."

Finance Subsidiaries

    TW Holdings, Inc. ("TW") was organized in 1993 to purchase Notes Receivable at face value plus accrued interest. TW transfers these Notes Receivable to a group of banks led by Bank of America NT&SA (the "Bank Group") pursuant to a receivables transfer agreement. Through TW, the Company transferred eligible Notes Receivable of $38.6 million in 1995, $42.1 million in 1996 and $57.1 million in 1997 to the Bank Group. The transfers are subject to recourse for defaults and the Company maintains a reserve for recourse liability.

    Financing of Notes Receivable has been accomplished by use of a $98.0 million purchase commitment from the Bank Group. As of December 31, 1997, Notes Receivable totaling $98.0 million had been transferred to the Bank Group. The Company's transfer of receivables to the Bank Group in the first quarter of 1997 did not meet the sale recognition criteria of SFAS No. 125 and were treated as secured borrowings. The Notes Receivable transferred to the Bank Group are collateralized by a pool of Notes Receivable equal to 25% of the amount transferred to the Bank Group. Interest rates under the line of credit with the Bank Group are at 30 day, 60 day, 90 day or 180 day LIBOR plus 125 basis points. The Company has purchased a three year, 30-day LIBOR interest rate cap at 10.125% per annum on $31.8 million. The interest rate cap expires on April 10, 1998. In conjunction with the renewal of the purchase commitment in June of 1997, the Company modified its transfer arrangements so that Notes Receivable transferred to the Bank Group qualify for sales recognition under SFAS 125. In December of 1997 the purchase commitment was amended to increase the size of the facility from $93.0 million to $98.0 million. TW's agreement with the Bank Group is subject to annual renewals on June 30 of each year, with the present commitment expiring on June 30, 1998. In the event of nonrenewal of the commitment, the Company would not be able to transfer additional Notes Receivable to the Bank Group

    In April 1996, the Company sold $30.1 million of Notes Receivable to a special purpose company, Trendwest Funding I, Inc. ("TFI"). In addition, the Bank Group sold $47.1 million of Notes Receivable purchased from TW to another special purpose company. The special purpose companies sold the receivables to TRI Funding Company I, L.L.C. ("TFL"), a special purpose limited liability company, and TFL issued $70.0 million of 7.42% fixed rate senior notes, series 1996-1 to private institutional investors. The notes were rated 'A' by Fitch
Investors and are secured by the Notes Receivable owned by TFL. The rating reflects credit enhancements of a 10% overcollateralization and a 2% minimum reserve account. The notes have a stated maturity of May 15, 2004.

    The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. They are not used for trading purposes.

    The Company has a $10 million open line of credit with the Parent which bears interest at prime plus 1% (currently 9.5%) per annum and is payable on demand. As of December 31, 1997 the outstanding indebtedness to the Parent was $1.9 million and income taxes payable to the Parent were $2.8 million.



    In October 1997, the Company entered into two $50 million notional amount forward interest rate swap agreements to effectively hedge the treasury component of a future financing transaction expected to be completed in the first quarter of 1998. These transactions meet the requirement for hedge accounting, including designation to a specific transaction, and high correlation. Gains and losses on the forward swap agreements are deferred and recognized upon completion of the transaction. The fair value of these swaps was ($472,000) at December 31, 1997, which reflects the estimated amount the Company would have to pay at that date to cancel the contracts or transfer them to other parties.

    The remaining balance of the Company's $5.0 million line of credit with FINOVA Capital Corporation was paid in August 1997, and the line of credit was terminated by the Company due to the relatively high interest rate of 10.5%. The Company pursued and consummated a $30 million revolving line of credit with its Bank Group agented by Bank of America NT&SA in February 1998, at more favorable interest rates, (see discussion under "Recent Developments.").

    Through the end of 1999, the Company anticipates spending approximately $98.0 million for acquisitions and development of new resort properties and for expansion and development activities at the existing WorldMark Resorts. The Company plans to fund these expenditures from net proceeds of a securitization of notes receivable completed in March 1998, further sales or securitizations of Notes Receivable and a $30 million revolving credit facility, which was consummated in the first quarter of 1998, (see discussion under "Recent Developments"). The above credit facilities, together with cash generated from financing transactions and the $10 million line of credit with Parent should be sufficient to meet the Company's working capital and capital expenditure needs for the near future.

    In the future, the Company may negotiate additional credit facilities, or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, at a fixed or variable rate interest, and may be subject to such additional terms as management deems appropriate.

Recent Developments

    In February 1998, the Company entered into a Credit Agreement with a group of banks to provide the Company with a three-year unsecured revolving credit facility for $30 million. The credit agreement provides for borrowings at the reference rate as announced by Bank of America, NT&SA or at LIBOR plus 100 basis points. The Credit Agreement provides for a commitment fee to the banks of 30 basis points per annum on the total unused amount of the commitment. Availability under the line of credit is subject to a borrowing base which is a percentage of unencumbered Notes Receivable and inventory, including property under development. Under the terms of the Credit Agreement, the Company is required to maintain certain interest coverage ratios and capitalization ratios and also imposes limitations on certain liens and carrying amounts of inventory. The Credit Agreement matures on February 12, 2001. The Company plans to use this facility to meet short term working capital needs.

    In March 1998, the Company sold $37.9 million of Notes Receivable to a special purpose company, Trendwest Funding II, Inc. In addition, the Bank Group sold $98.0 million of Notes Receivable purchased from TW Holdings, Inc. to Trendwest Funding II, Inc. The special purpose company sold the receivable to TRI Funding II, Inc. (TRI), a special purpose entity , and TRI issued $130.4 million in two classes of senior and subordinated notes to institutional investors. The 1998-1, Class A notes were issued for $125.0 million at a fixed rate of 6.88%. The 1998-1, Class B notes were issued for $5.4 million at a fixed rate of 7.98%. The Class A notes and Class B notes were rated `A" and `BBB' by Fitch IBCA, Inc., respectively, and are secured by the Notes Receivable owned by TRI. The ratings reflect credit enhancements of a 4% overcollaterilization and a 2% minimum reserve account. The notes have a stated maturity of April 15, 2009. Upon completion of this financing, the Company had $93.0 million of availability under the TW Holdings facility and $30.0 million under the revolving credit agreement.

     On March 17, 1998 the Company opened its Burlingame, California off-site sales office bringing the total number of off-site sales offices to fourteen, ten of which are located off-site in metropolitan areas. This newest Northern California sales office will compliment other off-site Northern California sales offices in Sacramento, Santa Clara and Walnut Creek. In the second quarter of 1998 the Company expects to open two additional off-site sales offices, one in the San Diego area and one in the Phoenix area. The latter which will provide an entrance into the Southwest Region market area which the Company believes will provide additional sales opportunities to sustain near-term growth of the Company.

    The Company is presently negotiating the purchase of land and construction of a new Corporate headquarters building to be available for occupancy on or about December 1, 1998. The facility will be larger and enable the Company to consolidate most of the existing Corporate operations at one location. Estimated cost of the new facility is expected to be approximately $11.0 million and will provide space to meet growth of the Company for the near future. The existing Corporate facility will be sold with proceeds estimated at approximately $3.8 million. The new building is a expected to be financed under a conventional commercial real estate mortgage.

Year 2000

    The Year 2000 issue is a flaw in many electronic data processing systems which prevents them from processing year-date data accurately beyond the year 1999. This is the result of using a two-digit representation for the year, for example "99" for "1999". This approach assumed that the first two digits of the abbreviated date is "19". However, when the computer reaches 2000 it may interpret "00" as the year 1900 possibly causing inaccurate data processing or processing to stop altogether. The Company has reviewed its exposure to the Year 2000 issue with respect to its data processing systems and determined the cost of Year 2000 compliance will be immaterial to its financial condition and results of operations. Additionally, the Company has reviewed its exposure to Year 2000 issue with respect to material vendors such as Sage and is monitoring Sage's Year 2000 compliance program to ensure timely completion.

    The above statement and other statements herein contain forward looking information which include future financing transactions, acquisition of properties, and the Company's future prospects and other forecasts and statements of expectations. Actual results may differ materially from those expressed in any forward-looking statement made by the Company, due among other things, to the Company's ability to develop or acquire additional resort properties, find acceptable debt or equity capital to fund such development, as well as other risk factors as outlined in the "Risk Factors" section of this Form 10-K.

Item 8. Financial Statements and Supplementary Data

    See the information set forth on Index to Financial Statements appearing on page F-1 of this report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    In August 1996, the Company engaged Coopers & Lybrand LLP ("C&L") as the Company's independent accountants to report on the Company's balance sheet as of December 31, 1995 and 1994, and the related statements of income, stockholders' equity and cash flow for each of the years in the three year period ended December 31, 1995. C&L did not render any report on the Company's financial statements and was dismissed as the Company's independent accountants on February 10, 1997. The decision to retain and subsequently to dismiss C&L was approved by the Company's Board of Directors.

    During the period of C&L's engagement, disagreements arose over the accounting treatment of the sales of additional Vacation Credits to existing Owners ("Upgrade Sales"). The Company contended that Upgrade Sales could be fully recognized as income under Financial Accounting Standards Board Statement No. 66 ("SFAS 66") without an additional 10% cash down payment, provided that the Owner had sufficient equity in previously purchased Vacation Credits (including prior principal payments on the Note Receivable from the previous purchases) and additional cash down payments, if any, at the time of the Upgrade Sale, to satisfy the 10% down payment requirement for full accrual profit recognition under SFAS 66. C&L's position was that SFAS 66 and Emerging Issues Task Force Issue No. 88-12 required each Upgrade Sale to have a separate 10% cash down payment (without consideration of equity from previously purchased Vacation Credits) before the full accrual of revenue could be recognized on such sale. Prior to C&L's dismissal, the Company agreed to modify its revenue recognition policies in accordance with C&L's position.

    Upon an Upgrade Sale, any existing Note Receivable is cancelled and a new Note Receivable with a seven year term is executed for the balance of the existing Note Receivable and the financed amount of the Upgrade Sale. The Company and C&L discussed the allocation of payments on the new Note Receivable for the purpose of profit recognition on the Upgrade Sale. The Company's view, as reflected in the financial statements included herein, is that the payment due on the new Note Receivable could be bifurcated between the amount attributable to the Upgrade Sale and the amount attributable to the extended balance of the previous Note Receivable, and that the excess of the payment due under the new Note Receivable over the part of the bifurcated payment attributable to the extended balance of the previous Note Receivable could be allocated to the financed portion of the Upgrade Sale without affecting the accounting for the previous sale. Profit on the Upgrade Sale would be recognized on the installment method until allocated principal payments equal to 10% of the Upgrade Sale are received. Profit would then be recognized on the accrual method. C&L recommended that the concurrence of the Securities and Exchange Commission ("Commission") staff with this methodology be obtained prior to filing the Registration Statement in connection with the Company's IPO. C&L was prepared to accept the Company's view, provided that the Commission staff concurred. Accordingly, at the time of C&L's dismissal, with the exception of the issue of profit recognition on the new Note Receivable and the effect of the allocation of principal payments on the new Note Receivable on the recognition of profit on the previous sale, the Company does not believe that there were any unresolved disagreements with C&L on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which, if not resolved to C&L's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. C&L discussed each of these issues with members of the Board of Directors of the Company and of the board of directors of the Company's parent, JELD-WEN. The Company has authorized C&L to respond fully to the inquiries of KPMG concerning each of the disagreements.

    In addition, C&L advised the Company of two matters that, if further considered in connection with its audit of the financial statements, could materially impact the fairness of the financial statements. The matters relate to the adequacy of the Company's allowance for doubtful accounts for receivables from the sale of Vacation Credits and the method of calculating gains on the sale of such receivables. Due to their dismissal, C&L did not complete the audit procedures and inquiries necessary to conclude on these matters.

     As previously discussed, C&L was prepared to accept the Company's view regarding revenue recognition for Upgrade Sales, provided that the Commission staff concurred. The Commission staff did not object to the Company's revenue recognition policy for upgrade sales at the time of the Company's IPO. In addition, due to their dismissal, C&L did not complete the audit procedures and inquiries necessary to conclude on certain other matters. The Company believes that, if C&L had been allowed to complete their engagement the resolution of the aforementioned issues and matters would have been treated no differently than as presently treated.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

    The information required by this Item will be set forth under "Directors and Executive Officers" and "Proxy Statement - Compliance with Section 16(a) Under the Securities Exchange Act of 1934" in the Company's Proxy Statement and reference is expressly made thereto for specific information incorporated herein by reference.

Item 11. Executive Compensation

    The information required by this Item will be set forth under Executive Compensation" in the Company's Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this Item will be set forth under "Proxy Statement - Share Ownership of Directors and Executive Officers," and "Other information - Certain Shareholders" in the Company's Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

Item 13. Certain Relationships and Related Transactions

    The information required by this item will be set forth under "Proxy Statement - Certain Relationships and Related Transactions" in the Company's Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as part of this report:

     Exhibit
      Number                                              Description
     3.1        Amended and Restated Articles of Incorporation of the Registrant, dated July 2, 1997. (1)
     3.2        Amended and Restated Bylaws of the Registrant. (1)
     10.1       Management Agreement (Fourth Amended) between the Registrant and WorldMark,  the Club
                ("WorldMark"), dated September 30, 1994. (1)
     10.2       Software Support and Maintenance Agreement between the Registrant and Sage Systems, Inc.
                ("Sage"), dated           , 1994. (1)
     10.3       Service Agreement between the Registrant and Sage, dated January 1, 1996. (1)
     10.4       Software Transfer Agreement between the Registrant, Sage and James McBride,  Sr., dated
                August, 1994. (1)
     10.5       Escrow Agreement between the Registrant, Club Esprit (predecessor to WorldMark) and Sage, dated as of October 25, 1990. (1)
     10.6       Form of WorldMark Retail Installment Contract Vacation Owner Agreement. (1)
     10.7       Indenture among the Registrant, TRI Funding Company I, L.L.C. and LaSalle National Bank, dated as of March 1, 1996. (1)
     10.8       Servicing Agreement among the Registrant, TRI Funding Company I, L.L.C., Sage and LaSalle
                National Bank, dated as of March 1, 1996. (1)
     10.9       Purchase and Sale Agreement among the Registrant, Trendwest Funding I, Inc.,  TWH Funding I,
                Inc. and TRI Funding Company I, L.L.C., dated March 1, 1996. (1)
     10.10      Receivables Purchase Agreement among the Registrant, TW Holdings, Inc. and Trendwest Funding
                I, Inc., dated March 1, 1996. (1)
     10.12      Receivables Purchase Agreement between Registrant and TW Holdings, Inc., dated December 1,
                1993. (1)
     10.13      Second Amended and Restated Eagle Crest Receivables Purchase Agreement dated as of June 1,
                1997, by and between Eagle Crest, Inc. and TW Holdings
     10.14      Second Amended and Restated Receivables Transfer Agreement dated as of June 1, 1997, by and between TW Holdings, Inc. as Seller, Bank of America National Trust and Savings Association,
                doing business as Seafirst Bank, and Other Purchasers Named Therein as Purchasers, Seafirst
                Bank as Agent, and Trendwest Resorts, Inc. as Master Servicer
     10.14.1    First Amendment to Receivables Transfer Agreement
     10.15      Nonexclusive Limited Assignment among the Registrant, Eagle Crest Partners,  Ltd. and
                WorldMark, dated September 20, 1996. (1)
     10.16      Nonexclusive Limited Assignment among the Registrant, Running Y, Inc. and WorldMark dated
                September 20, 1996. (1)
     10.17      Purchase Agreement among the Registrant, Eagle Crest Partnership, Ltd.,  Roderick C. Wendt and
                Richard L. Wendt, dated December 30, 1992. (1)
     10.18      Purchase Agreement among the Registrant, Roderick C. Wendt and Richard L.  Wendt, dated April
                1, 1993. (1)
     10.19      Purchase Agreement between the Registrant and Jeld-Wen Foundation, dated March 13, 1992. (1)
     10.20      Purchase Agreement between the Registrant and Jeld-Wen, dated March 15, 1993. (1)
     10.21      Purchase Agreement between the Registrant and Jeld-Wen, dated September 30,  1993. (1)
     10.22      Purchase Agreement between the Registrant and Jewel W. Kintzinger, dated October 12, 1993. (1)
     10.23      Servicing Escrow Agreement between Jewel Kintzinger, the Registrant and Sage,  dated October
                12, 1993. (1)
     10.24      Articles of Incorporation of WorldMark, the Club, dated December 10, 1992. (1)
     10.25      Bylaws of WorldMark, dated December 2, 1994. (1)
     10.26      Form of Employment Agreement between William F. Peare and the Registrant. (1)
     10.27      Form of Employment Agreement between Jeffery P. Sites and the Registrant. (1)
     10.28      Trendwest Resorts, Inc. 1997 Employee Stock Option Plan. (1)
     10.29      Stock Purchase Agreement between Trendwest Resorts, Inc. and JELD-WEN, inc. (1)
     10.30      Stock Purchase Agreement between Trendwest Resorts, Inc. and I&I Holdings,  Ltd. (1)
     11.1       Statement re Computation of Earnings per Share
     13.1       Annual Report to Shareholders (2)
     21.1       List of all Subsidiaries of the Registrant. (1)
     24.1       Power of Attorney from officers and directors (contained on signature page).
     27.1       Financial Data Schedule (one year)

(1)   Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26861).
(2)   Incorporated by reference to the Company's Annual Report to Shareholders.

----------

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the three month period ending December 31, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Trendwest Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bellevue, State of Washington, on March 30, 1998.

                                   TRENDWEST RESORTS, INC.

                              By:   /s/ JEFFERY P. SITES
                                    Jeffery P. Sites
                                    Executive Vice President

          /s/   WILLIAM F. PEARE           President,            March 30, 1998
----------------------------------   Chief Executive Officer
               William F. Peare            and Director
                                   (Principal Executive Officer)

 /s/           JEFFERY P. SITES      Executive Vice President,  March 30, 1998
----------------------------------
               Jeffery P. Sites     Chief Operating Officer and
                                             Director

  /s/          GARY A. FLORENCE      Vice President, Treasurer  March 30, 1998
----------------------------------
               Gary A. Florence     and Chief Financial Officer
                                   (Principal Financial Officer)

  /s/          JEROL E. ANDRES               Director           March 30, 1998
----------------------------------
               Jerol E. Andres


                                             Director           March __, 1998
----------------------------------
              Harry L. Demorest


/s/           MICHAEL P. HOLLERN             Director           March 30, 1998
----------------------------------
              Michael P. Hollern


 /s/        DOUGLAS P. KINTZINGER            Director           March 30, 1998
----------------------------------
            Douglas P. Kintzinger


                                             Director           March __, 1998
----------------------------------
                Linda M. Tubbs


 /s/          RODERICK C. WENDT              Director           March 30, 1998
----------------------------------
              Roderick C. Wendt

                          INDEX TO FINANCIAL STATEMENTS
                    TRENDWEST RESORTS, INC. AND SUBSIDIARIES



                                                                  Page

Independent Auditors' Report..................................     F-2

Combined and Consolidated Balance Sheets......................     F-3

Combined and Consolidated Statements of Income................     F-4

Combined and Consolidated Statements of Stockholders' Equity..     F-5

Combined and Consolidated Statements of Cash Flows............     F-6

Notes to Combined and Consolidated Financial Statements.......     F-7

                          INDEPENDENT AUDITORS' REPORT



The Stockholders
Trendwest Resorts, Inc.:


We have audited the accompanying combined and consolidated balance sheets of Trendwest Resorts, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related combined and consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These combined and consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined and consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trendwest Resorts, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP




Seattle, Washington
February 13, 1998

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                    Combined and Consolidated Balance Sheets

                             (dollars in thousands)

                                                                                                December 31,
                                                                                    --------------------------------------
                                    Assets                                                1996                 1997
                                                                                    -----------------    -----------------
Assets:
    Cash                                                                            $         93                   70
    Restricted cash                                                                          709                1,219
    Notes receivable, net of allowance for doubtful accounts, sales
       returns and deferred gross profit                                                  45,448               73,075
    Accrued interest and other receivables                                                 4,606                7,435
    Residual interest in notes receivable sold                                            10,839               15,235
    Inventories                                                                           16,247               44,534
    Property and equipment, net                                                            5,912                7,057
    Deferred income taxes                                                                  2,360                  924
    Other assets                                                                           3,116                2,201
                                                                                    -----------------    -----------------

                   Total assets                                                     $     89,330              151,750
                                                                                    -----------------    -----------------
                                                                                    -----------------    -----------------

                     Liabilities and Stockholders' Equity

Liabilities:
    Accounts payable                                                                       1,037                  944
    Accrued liabilities                                                                    2,100                3,862
    Accrued construction in progress                                                       2,089               10,480
    Due to Parent                                                                         21,316                1,947
    Allowance for recourse liability and deferred gross profit on notes
       receivable sold                                                                    10,080                8,757
    Income taxes payable to Parent                                                         1,909                2,755
    Income taxes payable                                                                     --                  880
    Notes payable                                                                          1,055                  --
                                                                                    -----------------    -----------------

                   Total liabilities                                                      39,586               29,625
                                                                                    -----------------    -----------------

Stockholders' equity:
    Preferred stock, no par value.  Authorized 10,000,000 shares;
       no shares shares issued or outstanding                                               --                    --
    Common stock, no par value.  Authorized 90,000,000 shares;
       issued and outstanding 17,593,366 shares at December 31, 1997                      14,970               66,742
    Retained earnings                                                                     34,774               55,383
                                                                                    -----------------    -----------------

                   Total stockholders' equity                                             49,744              122,125

Commitments and contingencies
                                                                                    -----------------    -----------------

                   Total liabilities and stockholders' equity                   $         89,330              151,750
                                                                                    -----------------    -----------------
                                                                                    -----------------    -----------------

See accompanying notes to combined and consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 Combined and Consolidated Statements of Income

                  (dollars in thousands, except per share data)


                                                                                    Year ended December 31,
                                                                 1995                  1996                   1997
                                                           ------------------    ------------------     ------------------
Revenues:
    Vacation Credit sales, net                             $      77,783               100,040                128,835
    Finance income                                                 5,368                 7,143                 11,989
    Gains on sales of notes receivable                             3,222                 5,673                  6,582
    Resort management services                                     1,579                 1,501                  2,032
    Other                                                          1,226                 2,552                  2,149
                                                           ------------------    ------------------     ------------------

                Total revenues                                    89,178               116,909                151,587
                                                           ------------------    ------------------     ------------------

Costs and operating expenses:
    Vacation Credit cost of sales                                 20,484                27,400                 34,569
    Resort management services                                     1,283                   859                  1,108
    Sales and marketing                                           36,374                47,810                 59,448
    General and administrative                                     8,391                10,904                 13,449
    Provision for doubtful accounts and recourse
       liability                                                   6,522                 7,467                  9,077
    Interest                                                       2,380                 2,445                  1,739
                                                           ------------------    ------------------     ------------------

                Total costs and operating expenses                75,434                96,885                119,390
                                                           ------------------    ------------------     ------------------

                Income before income taxes                        13,744                20,024                 32,197

Income tax expense                                                 4,979                 7,348                 11,588
                                                           ------------------    ------------------     ------------------

                Net income                             $           8,765                12,676                 20,609
                                                           ------------------    ------------------     ------------------
                                                           ------------------    ------------------     ------------------


Basic and diluted net income per common share          $             .61                   .88                   1.32

Basic and diluted weighted average shares of
    common stock outstanding                                  14,387,169            14,417,116             15,596,419

See accompanying notes to combined and consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

          Combined and Consolidated Statements of Stockholders' Equity

                             (dollars in thousands)

                                                                                             Employee
                                           Class A                       Class B               notes
                                         common stock                  common stock          receivable                  Total
                                  ------------------------         ----------------------    for common     Retained  stockholders'
                                      Shares        Amount          Shares        Amount       stock        earnings    equity
                                  -----------    ---------        ----------     --------    ---------    ----------  ------------

Balance at December 31, 1994       8,981,388     $   6,413            100        $  8,500     (910)         13,453         27,456

Exchanges for parent company
    stock                                 --            --             --              --      607              --            607
Issuance of Trendwest common
    stock
    to employees for notes           242,235            56             --              --      (41)             --             15
Note payments                             --            --             --              --       30              --             30
Dividends declared and paid by
    TW Holdings                           --            --             --              --       --            (120)          (120)
Net income                                --            --             --              --       --           8,765          8,765
                                  -----------    ----------    ---------------    --------   ----------    ------------  ---------

Balance at December 31, 1995       9,223,623         6,469            100           8,500     (314)         22,098         36,753

Issuance of Trendwest Funding
    common stock                       1,000             1             --              --       --              --              1
Note payments                             --            --             --              --      314              --            314
Net income                                --            --             --              --       --          12,676         12,676
                                  -----------    ----------    ---------------    --------   ----------    ------------  ---------

Balance at December 31, 1996       9,224,623         6,470            100           8,500       --          34,774         49,744

Consolidation transactions
    (5,193,693 shares of Trendwest
    common stock issued in
    exchange for all of the out-
   standing shares of TW Holdings
    and Trendwest Funding)         5,192,493         8,500           (100)         (8,500)      --              --             --
Issuance of common stock, net
    of issuance costs of $5,401    3,176,250        51,772             --              --       --              --         51,772
Net income                                --            --             --              --       --          20,609         20,609
                                  -----------    ----------    ---------------    --------   ----------    ------------  ---------

Balance at December 31, 1997      17,593,366     $  66,742             --         $    --       --          55,383        122,125
                                  -----------    ----------    ---------------    --------   ----------    ------------  ---------
                                  -----------    ----------    ---------------    --------   ----------    ------------  ---------

                                                              December 31, 1996
                                                         ----------------------------
                                                                           Issued and
                                                          Authorized        outstanding
                                                         --------------    -----------
Trendwest:
    Common stock, voting no par value                   10,264,215          9,223,423
    Preferred stock, no par value                            --                 --

TW Holdings:
    Class A, voting, no par value                             200                 200
    Class B, nonvoting, no par value                          200                 100

Trendwest Funding common stock,
    voting, no par value                                    1,000               1,000

See accompanying notes to combined and consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                             AND CERTAIN AFFILIATES

               Combined and Consolidated Statements of Cash Flows

                             (amounts in thousands)

                                                                                      Year ended December 31,
                                                                          ------------------------------------------------
                                                                              1995             1996             1997
                                                                          --------------   --------------   --------------
Cash flows from operating activities:
    Net income                                                            $   8,765           12,676           20,609
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                         330              502              681
          Amortization of residual interest in notes receivable sold          1,481            2,735            4,089
          Provision for doubtful accounts, sales returns and recourse
           liability                                                          7,655           10,078           11,755
          Recoveries of notes receivable charged off                            113               72              132
          Residual interest in notes receivables sold                        (3,258)          (5,674)          (6,729)
          Unrealized gain on residual interest in notes receivable sold          --               --           (1,044)
          Change in deferred gross profit                                     1,480            2,737             (684)
          Deferred income tax expense (benefit)                                (364)            (422)           1,436
          Issuance of notes receivable                                      (71,052)         (91,593)        (112,170)
          Proceeds from sale of notes receivable                             46,665           67,257           42,292
          Proceeds from repayment of notes receivable                        11,084           21,388           28,781
          Purchase of notes receivable                                      (11,305)         (11,150)         (16,571)
          Changes in certain assets and liabilities:
             Increase in restricted cash                                       (110)            (328)            (510)
             Inventories                                                      1,493           (5,653)         (28,287)
             Accounts payable and accrued liabilities                        (3,279)           1,729           10,060
             Income taxes payable to Parent                                  (2,207)             713              846
             Income taxes payable                                                --               --              880
             Other                                                           (1,740)          (1,540)          (2,044)
                                                                          --------------   --------------   --------------

              Net cash provided by (used in) operating activities           (14,249)           3,527          (46,478)
                                                                          --------------   --------------   --------------

Cash flows from investing activities:
    Purchase of property and equipment                                       (4,312)          (1,429)          (1,696)
    Proceeds from sale of marketable equity securities                        4,219               --               --
                                                                          --------------   --------------   --------------

               Net cash used in investing activities                           (93)          (1,429)          (1,696)
                                                                          --------------   --------------   --------------

Cash flows from financing activities:
    Proceeds from notes payable                                                 100               --           16,803
    Payments on notes payable                                                (1,529)          (1,487)          (1,055)
    Net change in due to Parent                                              15,877             (968)         (19,369)
    Dividends paid                                                             (120)              --               --
    Proceeds from issuance of common stock                                       15                1           51,772
    Payments on notes receivable for stock                                       30              314               --
                                                                          --------------   --------------   --------------

               Net cash provided by (used in) financing activities           14,373           (2,140)          48,151
                                                                          --------------   --------------   --------------
                         Net increase (decrease) in cash                         31              (42)             (23)

Cash at beginning of period                                                     104              135               93
                                                                          --------------   --------------   --------------

Cash at end of period                                                  $        135               93               70
                                                                          --------------   --------------   --------------
                                                                          --------------   --------------   --------------

Supplemental  disclosures of cash flow  information
  cash paid during the period  for:
       Interest                                                        $      2,091            2,579            1,951
       Income taxes                                                           7,547            7,056            8,010
                                                                          --------------   --------------   --------------
                                                                          --------------   --------------   --------------

Supplemental schedule of noncash investing and financing activities:
    Issuance of common stock for notes receivable                      $         41               --               --
    Reduction of notes payable through transfer of notes receivable              --               --           16,803
    Issuance of note receivable in exchange for other assets sold                --               --              489
                                                                          --------------   --------------   --------------
                                                                          --------------   --------------   --------------


See accompanying notes to combined and consolidated financial statements.

                             TRENDWEST RESORTS, INC.

                                AND SUBSIDIARIES

     Notes to Combined and Consolidated Financial Statements, Continued

                        December 31, 1995, 1996 and 1997

                          (dollar amounts in thousands)


(1)    Description of Business and Basis of Presentation

       Description of Business

       Trendwest Resorts, Inc. (Trendwest), TW Holdings, Inc. (TW Holdings) and Trendwest Funding I Inc. (Trendwest Funding I) (Company) generate revenues from the sale and financing of Vacation Credits in WorldMark, The Club (WorldMark), which entitle the owner to use a fully furnished vacation resort unit based on the number of Vacation Credits purchased. Vacation Credits are created through the transfer to WorldMark of resort units developed or purchased by the Company. The Company also manages resort properties under a management agreement with WorldMark. WorldMark is a separate entity which owns the transferred properties for the benefit of Vacation Credit owners (Members or Owners).

       The Company sells Vacation Credits to individuals principally in the Western United States. Sales to new owners are financed by the Company after requiring a minimum 10% down payment. Sales to existing owners (Upgrades) are financed by the Company and require down payments to the extent that the owner's equity interest in Vacation Credits owned, including the Upgrade, is less than 10%. The resulting note balances are secured by the Vacation Credits sold.

       Basis of Presentation

       For periods prior to June 30, 1997, the financial statements are presented on a combined basis and include the accounts of Trendwest, TW Holdings and Trendwest Funding I. Trendwest Funding I is included in the financial statements from April 19, 1996 (inception). The financial statements of these three entities have been combined as they are entities under the common control of JELD-WEN, inc. (Parent).

       Trendwest is a majority owned subsidiary of the Parent and prior to June 30, 1997, TW Holdings and Trendwest Funding I were wholly-owned subsidiaries of the Parent. Effective June 30, 1997, the Parent transferred to Trendwest all of the outstanding common stock of TW Holdings and Trendwest Funding I in exchange for 5,193,693 shares of Trendwest common stock (Consolidation Transactions) resulting in TW Holdings and Trendwest Funding I becoming wholly-owned subsidiaries of Trendwest. The financial statements for periods beginning June 30, 1997 are presented on a consolidated basis and include the accounts of Trendwest, TW Holdings and Trendwest Funding I.

       The Consolidation Transactions are considered a reorganization of entities under common control and have been accounted for in a manner similar to a pooling of interests. The assets and liabilities of the combining entities continue to be recorded at their historical cost basis and the results of operations continue to include the same components in consolidation as were included in combination.

       All intercompany balances and transactions have been eliminated in combination and consolidation.

       Capital Transactions and Public Offering

       In contemplation of the Company's initial public offering, the Company's articles of incorporation were amended effective July 2, 1997 to increase the number of authorized shares of common stock to 90,000,000 and to establish preferred stock with 10,000,000 shares authorized.

       As authorized, the pricing committee of the Board declared a 513.211 for 1 stock split effective July 2, 1997. The accompanying combined financial statements have been retroactively restated to give effect to this stock split.

       On August 15, 1997, the Company consummated the offering of 3,176,250 shares of the Company's common stock at $18 per share resulting in net proceeds of $51,772, after deducting the related issuance costs.

       Basic and Diluted Net Income Per Common Share

       Basic and diluted net income per common share has been computed based on the number of shares of Trendwest common stock outstanding and assumes the 5,193,693 shares issued to the Parent in connection with the Consolidation Transactions have been outstanding for all periods presented.

       The following illustrates the reconciliation of weighted average shares used for basic net income per share:

                                                                            Year ended December 31,
                                                                -----------------------------------------------------
                                                                     1995               1996               1997
                                                                ---------------    ---------------    ---------------

    Basic

    Weighted average shares - Trendwest                             9,193,476          9,223,423         10,402,726
    Effect of consolidation transactions                            5,193,693          5,193,693          5,193,693
                                                                ---------------    ---------------    ---------------

    Basic weighted average shares outstanding                      14,387,169         14,417,116         15,596,419
                                                                ===============    ===============    ===============


     Net income available to common shareholders for basic net income per share was $8,765, $12,676 and $20,609 for the years ended December 31, 1995, 1996 and 1997, respectively.

     There were no dilutive securities outstanding for the periods presented resulting in basic and diluted net income per share being equal.

     At December 31, 1997, there were options to purchase 490,000 shares of common stock outstanding which were antidilutive in 1997 and therefore not included in the computation of diluted net income per share.


(2)    Summary of Significant Accounting Policies

       Restricted Cash

       Restricted cash consists primarily of deposits received on sales of Vacation Credits that are held in escrow until the applicable statutory rescission period has expired and the related customer note receivable has been recorded and amounts received prior to the attainment of the required 10% down payment.

       Allowance for Doubtful Accounts and Recourse Liability

       The Company provides for estimated future losses to be incurred related to uncollectible notes receivable and notes receivable sold with recourse. The provision for credit losses is charged to income in amounts sufficient to maintain the allowance and the recourse liability at levels considered adequate to cover anticipated losses resulting from liquidation of notes receivable and notes receivable sold with recourse. The allowance for doubtful accounts and recourse liability are based on the collection history of the receivables and are net of anticipated cost recoveries of the underlying Vacation Credits. Management believes that all such allowances and estimated liabilities are adequate; however, such amounts are based on estimates and there is no assurance that the actual amounts incurred will not be more or less than the amount recorded.

       The Company charges off notes receivable when deemed to be uncollectible. Interest income previously accrued and unpaid is reversed. Vacation Credits recovered are recorded at the weighted average cost of credits at the time of recovery.

       Inventories

       Inventories consist of Vacation Credits and construction in progress as follows:

                                                                                       December 31,
                                                                            -----------------------------------
                                                                                 1996               1997


                                                                            ----------------   ----------------

                      Vacation Credits                                   $         7,784              1,722
                      Construction in progress                                     8,463             42,812
                                                                            ----------------   ----------------

                               Total inventories                         $        16,247             44,534
                                                                            ================   ================

       Vacation Credits represent the costs of unsold ownership interests in WorldMark. Resort properties are completed and ownership is transferred by the Company to WorldMark in return for the right to sell Vacation Credits in these properties based on the number of credits available for the properties. Credits available are determined using a formula based on the number of user days available as well as the relative value of each property. Vacation Credits are carried at the lower of cost, based on the moving weighted average of property cost per Vacation Credit established, or net realizable value.

       Construction in progress is valued at the lower of cost or net realizable value. Interest, taxes and other carrying costs incurred during the construction period are capitalized. The amount of interest capitalized during the years ended December 31, 1995, 1996 and 1997 amounted to $0, $343 and $637, respectively.

       Revenue Recognition

              (i)  Vacation Credits

       Substantially   all  Vacation   Credits  sold  by  the  Company  generate
       installment  notes  receivable  secured  by an  interest  in the  related
       Vacation Credits. These notes receivable are payable in monthly installments, including interest, with maturities up to seven years. Sales are included in revenues when at least a 10% down payment requirement has been met and any recission period has expired.

       Vacation Credit cost of sales and direct selling expenses related to a Vacation Credit sale are recorded at the time the sale is recognized. Vacation Credit costs include the cost of land, improvements to the property, including costs of amenities constructed for the use and benefit of the Vacation Credit owners, and other direct acquisition costs. Direct selling expenses are recorded as sales and marketing expenses.

       The Company also finances sales of Upgrades which result in the cancellation of any existing note receivable and the issuance of a new seven-year note secured by an interest in all Vacation Credits owned. No additional down payment is required by the Company as long as the owner's equity interest in the original Vacation Credits is equal to 10% of the value of all Vacation Credits, including those from the Upgrade sale, and the customer is not delinquent in his payments on his existing note receivable. When the Company finances an Upgrade sale and the customer does not make an additional down payment of at least 10% of the Upgrade sale amount, the Company uses the installment method to recognize revenue whereby profit is recognized as a portion of each principal payment is received on the Upgrade. Revenue is fully recognized on the Upgrade sale when the cash collected relating to the Upgrade sale totals 10% of the Upgrade sale. Cash collected relating to a financed Upgrade sale is measured as the sum of any additional down payment received at the time of the Upgrade sale and the principal repayment of the new note receivable which is allocable to the Upgrade sale. Principal repayments are allocated to the Upgrade sale component of the new note receivable and the pre-Upgrade sale component of the new note receivable based on the ratio of such components at the time of the Upgrade sale.

              (ii)  Sales of Notes Receivable

       Gains on sales of notes receivable represent the present value of the differential between contractual interest rates charged to borrowers on notes receivable sold by the Company and the interest rates to be received by the purchasers of such notes receivable, after considering the effects of estimated prepayments and the costs of servicing, net of transaction costs. The Company recognizes such gains on sales of notes receivable on the settlement date. Gains on the sale of a portion of notes receivable are based on the relative fair market value of the note receivable portions sold and retained.

       The Company discounts cash flows on its notes receivable sold at a rate which it believes a purchaser would require as a rate of return. The Company has developed its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers.

       Income from the differential retained is recorded in finance income using the interest method. In addition, finance income includes interest income on notes receivable retained by the Company. Prior to January 1, 1997, the residual interest in notes receivable sold was classified as an excess servicing asset and carried at the lower of amortized cost or net realizable value. Beginning January 1, 1997, the residual interest in notes receivable sold is classified as a trading security in accordance with SFAS No. 115, Accounting for Certain Investments in Debt or Equity Securities, and is carried at market value. Also, beginning January 1, 1997, changes in the fair market value (see note 14) of the residual interest in notes receivable sold are recognized as finance income.

       Prior to January 1, 1997, the carrying value of the excess servicing asset was analyzed quarterly by the Company on a disaggregated basis to determine whether prepayment experience had an impact on carrying value. Expected cash flows of the underlying notes receivable sold were reviewed based upon current economic conditions and the type of notes receivable originated and revised as necessary using the original discount rate used in calculating the gain on sale. Losses arising from adverse prepayment experience were recognized as a charge to earnings while favorable experience was not recognized until realized.

       Property and Equipment

       Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the following assets' estimated useful lives:

                      Building and improvements                   20 to 45 years
                      Equipment, furniture and fixtures           3 to 12 years
                      Leasehold improvements                      2 to 5 years


       Advertising

       Advertising costs, included in sales and marketing expenses in the accompanying combined statements of income, are expensed as incurred and amounted to $2,012, $4,036 and $4,204 for the years ended December 31, 1995, 1996 and 1997, respectively.

       Income Taxes

       Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       The Company was included in the Federal consolidated tax return of the Parent prior to August 15, 1997. The Parent allocated the combined current and deferred tax expense to the Company as if the Company had filed on a stand-alone basis.

       Subsequent to August 15, 1997, the Company files its Federal consolidated tax return on a stand-alone basis.

       Stock-Based Compensation

       During 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, effective for years beginning after December 15, 1995. The statement requires expanded disclosures of stock-based compensation arrangements and encourages (but does not require) application of the fair value recognition provision in the statement. Under the fair value recognition method, compensation cost is measured at the grant date of the option, based on the value of the award and is recognized over the vesting period. Under existing rules ("intrinsic value based method"), compensation cost is the excess, if any, of the market value of the stock at grant date over the amount an employee must pay to acquire the stock. None of the Company's stock options have any intrinsic value at grant date and, under Accounting Principles Board (APB) Opinion No. 25, no compensation cost has been recognized for them. SFAS No. 123 does not alter the existing accounting rules for employee stock-based programs. Companies may continue to follow rules outlined in APB Opinion No. 25, but are required to disclose the pro forma amounts of net income and earnings per share that would have been reported had they elected to follow the fair value recognition provision of SFAS No. 123. Effective January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, but has determined that it will continue to measure its employee stock-based compensation arrangements under the provisions of APB Opinion No. 25. Accordingly, no compensation cost has been recognized for its stock option plan.

       Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

       Derivative Financial Instruments

       The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. They are not used for trading purposes.

       The Company enters into forward interest rate swap agreements and interest rate cap agreements to hedge the effects of fluctuations in interest rates related to anticipated sales of notes receivables. These transactions meet the requirements for hedge accounting, including designation to a specific transaction and high correlation. Gains and losses on these agreements are deferred and recognized upon completion of the sale of notes receivable.

       Effect of New Accounting Pronouncements

       In June 1996, the FASB issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively.

       The adoption of SFAS No. 125 on January 1, 1997 resulted in an increase in the carrying value of the Company's residual interest in notes receivable sold at December 31, 1996 of $755 and $111 related to the sales of notes receivable to Investors and to the limited liability company (LLC), respectively, (see note 5).

       In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company adopted SFAS No. 128 in the fourth quarter of 1997 and has restated all prior periods to conform to the new standard. There was no material impact on earnings per share from the adoption of this standard.


(3)    Marketable Securities

       In 1995, the Company sold marketable equity securities to the Parent. No gain or loss was realized on this transaction.


(4)    Notes Receivable

       The Company provides financing to the purchasers of Vacation Credits. The notes resulting from sales of Vacation Credits in 1996 and 1997 bear interest at 13.9% or 14.9%, depending on the method of payment, and are written with initial terms of up to 84 months. Once a 10% down payment has been received, the Company has no obligation under the notes to refund monies or provide further services to the Owners in the event membership is terminated for nonpayment of the notes.

       Maturities of notes receivable at December 31, 1997 are as follows during the next five years and thereafter:

                                  1998            $        10,435
                                  1999                     11,585
                                  2000                     12,627
                                  2001                     13,544
                                  2002                     13,986
                                  Thereafter               22,537
                                                     ---------------

                                                  $        84,714
                                                     ===============

       Customers over 60 days past due on monthly payments are considered delinquent. Delinquent notes receivable represent 1.80% and 1.88% of notes receivable at December 31, 1996 and 1997, respectively.

       The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the years ended December 31:

                                                                          1995               1996               1997
                                                                     ---------------    ---------------    ---------------

         Balances at beginning of period                          $         5,284              7,964             11,241

         Provision for doubtful accounts, sales returns and
             recourse liability                                             7,655             10,078             11,755
         Notes receivable charged-off and sales returns net of
             Vacation Credits recovered                                    (5,088)            (6,873)            (7,888)
         Recoveries                                                           113                 72                132
                                                                     ---------------    ---------------    ---------------

         Balances at end of period                                $         7,964             11,241             15,240
                                                                     ===============    ===============    ===============


                                                                          1995               1996               1997
                                                                     ---------------    ---------------    ---------------

         Allowance for doubtful accounts and sales returns        $         5,429              5,832              9,935
         Recourse liability on notes receivable sold                        2,535              5,409              5,305
                                                                     ---------------    ---------------    ---------------

                                                                  $         7,964             11,241             15,240
                                                                     ===============    ===============    ===============

       Total notes receivable outstanding, including notes receivable sold (see note 5), amounted to $180,323 and $242,286 at December 31, 1996 and 1997,
       respectively.


(5)    Sales of Notes Receivable

       TW Holdings

       The Company sells through TW Holdings, an 80% interest in certain notes receivable to outside investors primarily through an agreement, as amended on December 30, 1997, expiring June 30, 1998 (Agreement) with Seattle-First National Bank and other purchasers (Investors). Under the terms of the Agreement, up to $98,000 of receivables can be sold to the Investors and proceeds from the collection of sold notes receivable can be used to purchase additional notes receivable. The notes receivable have stated rates of 13.9%-14.9% and are sold at par to yield LIBOR plus 1.25% per annum to the Investors. The 20% retained interest is recorded as notes receivable whereas the residual interest in the excess cash flows of notes receivable sold is classified as residual interest in notes receivable sold, and beginning January 1, 1997 is measured at fair value under SFAS No. 125.

     Total notes receivable sold and outstanding under this Agreement amounted to $55,000 and $98,000 at December 31, 1996 and 1997, respectively.

       The Investors have recourse to the Company's retained interest in notes receivable sold under certain default provisions related primarily to the delinquency status of the notes receivable sold. The Company's retained interest included in notes receivable in the accompanying balance sheets amounted to $13,750 and $24,500 at December 31, 1996 and 1997, respectively.

       Subsequent to January 1, 1997 and prior to the Consolidation Transactions, the Company's transfer of notes receivable under the Agreement did not qualify for sales treatment under SFAS No. 125 and were treated as secured borrowings.

       In conjunction with the Consolidation Transactions, the bylaws and articles of incorporation of TW Holdings were amended such that the transfer of notes receivable from Trendwest to TW Holdings met the sales recognition criteria of SFAS No. 125 resulting in the transferred notes receivable no longer being assets of Trendwest. At June 30, 1997, notes receivable previously transferred and treated as secured borrowings aggregating $16.8 million were accounted for as sales of notes receivable.

       Trendwest Funding I

       In 1996, the Company sold through Trendwest Funding I, certain notes receivable to the LLC in exchange for cash, a subordinated note payable from the LLC and a residual interest in the excess cash flows of the LLC. The subordinated note payable from the LLC represents the Company's retained interest in notes receivable which provide collateral to holders of notes issued by the LLC (the LLC noteholders) and is classified as notes receivable in the accompanying balance sheet. The residual interest in the excess cash flows of the LLC is classified as residual interest in notes receivable sold and beginning January 1, 1997 is measured at fair value under SFAS No. 125.

       The LLC noteholders and the LLC outside investor have recourse to the Company's retained interest in notes receivable sold under certain default provisions related primarily to the delinquency status of the notes receivable sold. The Company's retained interest is included in notes receivable in the accompanying combined balance sheets, and amounted to approximately $12,600 and $14,580 at December 31, 1996 and 1997, respectively.

       The LLC is controlled and 99% owned by an independent third party who has made a substantial capital investment and has substantial risks and rewards of the assets of the LLC.


(6)    Property and Equipment

       Property  and  equipment,   net,  consists  primarily  of  the  Company's
       corporate  headquarters  and leased sales  offices as follows at December
       31:

                                                                                    1996              1997


                                                                               ---------------   ----------------

                Land                                                        $           877               877
                Building and improvements                                             3,586             3,612
                Equipment, furniture and fixtures                                     2,504             3,697
                Leasehold improvements                                                  336               814
                                                                               ---------------   ----------------

                                                                                      7,303             9,000
                Less accumulated depreciation and amortization                        1,391             1,943
                                                                               ---------------   ----------------

                                                                            $         5,912             7,057
                                                                               ===============   ================




(7)    Deferred Gross Profit

       The Company accounts for certain Upgrade sales on the installment method prior to satisfaction of minimum down payment requirements. Information for those transactions follows for the years ended December 31:

                                                                            1995               1996               1997
                                                                       ---------------    ---------------    ---------------

                   Gross sales value                                 $        8,266             15,618              9,023
                                                                       ===============    ===============    ===============

                   Gross profit deferred                                      3,826              7,328              4,277
                   Gross profit recognized                                    2,346              4,591              4,961
                                                                       ---------------    ---------------    ---------------

                   Net gross profit deferred (recognized)
                       during period                                 $        1,480              2,737               (684)
                                                                       ===============    ===============    ===============

       Notes receivable is presented net of deferred gross profit in the accompanying balance sheets. Such deferred amounts aggregated $1,168 and $1,704 at December 31, 1996 and 1997, respectively.

       Deferred gross profit related to notes receivable sold is combined with allowance for recourse liability on notes receivable sold in the accompanying balance sheets. Such deferred amounts aggregated $4,671 and $3,451 at December 31, 1996 and 1997, respectively.



(8)    Notes Payable

       The Company had a line of credit of $5,000 with FINOVA Capital Corporation which was terminated in August 1997. The outstanding balance at December 31, 1996 and 1997 was $1,054 and $0, respectively.

(9)    Income Taxes

       The provision for income taxes consist of the following for the years ended December 31:

                                                              1995               1996               1997
                                                         ---------------    ---------------    ---------------
                           Federal:
                               Current                $         5,218              7,426              9,173
                               Deferred                          (308)              (450)             1,749
                                                         ---------------    ---------------    ---------------

                                                                4,910              6,976             10,922
                                                         ---------------    ---------------    ---------------

                           State:
                               Current                            125                344                980
                               Deferred                           (56)                28               (314)
                                                         ---------------    ---------------    ---------------

                                                                   69                372                666
                                                         ---------------    ---------------    ---------------

                                      Total           $         4,979              7,348             11,588
                                                         ===============    ===============    ===============

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

                                                                                1996               1997
                                                                           ----------------   ----------------
                           Deferred tax assets:
                               Allowance for credit losses              $         4,206              3,940
                               Deferred gross profit                              2,185              1,964
                               Other                                                571                690
                                                                           ----------------   ----------------

                                      Total deferred tax assets                   6,962              6,594
                                                                           ----------------   ----------------

                           Deferred tax liability:
                               Excess servicing asset                             3,375              4,664
                               Other assets                                         196                150
                               Property and equipment                               120                251
                               Other                                                911                605
                                                                           ----------------   ----------------

                                      Total deferred tax liability                4,602              5,670
                                                                           ----------------   ----------------

                                      Total deferred asset, net         $         2,360                924
                                                                           ================   ================




     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

     Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income as a result of the following for the years ended December 31:

                                                                          1995              1996               1997
                                                                     ---------------   ----------------   ----------------
                Income tax at Federal statutory rate                      35.0%             35.0%              35.0%
                State tax, net of Federal benefit                           .3               1.2                1.3
                Other                                                       .9                .5                (.3)
                                                                     ---------------   ----------------   ----------------

                                                                          36.2%             36.7%              36.0%
                                                                     ===============   ================   ================


(10)   Employee Notes for Common Stock

       Notes accepted upon the purchase of Company common stock are secured by the stock, bear interest at 9% per annum and are included as a reduction to stockholders' equity. In 1995, certain individuals exchanged their Company common stock for common stock of the Parent and the notes were repaid.


(11)   401(k) Plans

       Prior to August 15, 1997, the Company participated in the Parent 401(k) plan. Company contributions, which are invested in Parent common stock, were at the discretion of the Board of Directors of the Parent and totaled $1,283, $1,686 and $1,124 for the years ended December 31, 1995 and 1996 and the period from January 1, 1997 to August 15, 1997, respectively.

       On August 15, 1997, the Company ceased participation in the Parent 401(k) plan and sponsored a new plan (Trendwest plan) covering all Trendwest employees. Company contributions totaled $765 for the period from August 15, 1997 to December 31, 1997.


(12)   Derivative Financial Instruments

       Interest Rate Cap Agreement

       In March 1995, the Company entered into an interest rate cap agreement at a cost of $92 to reduce the impact of changes in interest rates on its notes receivable sold. The interest rate cap agreement has a 30-day notional principal amount of $31,800 on which the Company receives interest payments to the extent that LIBOR exceeds an annualized rate of 10.25%.

       The interest rate cap agreement expires in April 1998.

       Forward Swap Agreement

       In October 1997, the Company entered into two $50,000 notional amount forward interest rate swap agreements. These contracts are designed to hedge the interest rate risk of an anticipated securitization of notes receivable expected to close in the first quarter of 1998.

       The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate caps and its forward swap agreements. The Company anticipates, however, that counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.


(13)   Stock Option Plan

       In 1997, the Board of Directors approved the adoption of an incentive stock option plan providing for the award of incentive stock options to employees of the Company at the discretion of the Board of Directors.

       Under the plan, on the date of grant, the exercise price of the option must be at least equal to the market value of common stock for shares issued. The plan provides for grants up to 5% of the Company's outstanding shares (879,668 at December 31, 1997).

       Stock options vest ratably over five years and expire three years after becoming fully vested.

       The following table summarizes stock option activity for the year ended December 31, 1997:

                                                                                                 Weighted
                                                                                                  average
                                                                               Shares          option price
                                                                           ----------------   ----------------

                 Options granted                                                492,000    $      26.875
                 Expired or canceled                                              2,000             --
                                                                           ----------------   ----------------

                 Balance at end of year                                         490,000    $      26.875
                                                                           ================   ================


       There are no options exercisable at December 31, 1997.

       The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying financial statements. Had the Company determined compensation cost based on the fair value at the grant date, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                                            Year ended
                                                                                         December 31, 1997
                                                                                        --------------------

                       Net income, as reported                                       $          20,609
                       Net income, pro forma                                                    20,377
                       Basic and diluted EPS, as reported                                        1.32
                       Basic and diluted EPS, pro forma                                          1.31

       The fair value of the options granted is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions used in 1997; annual dividend yield of 0%; volatility of 45%; risk free interest rate of 6.4%; and expected lives of 6 years. The weighted average grant date fair value per share of options granted during the year ended December 31, 1997 was $12.94.


(14)   Fair Values of Financial Instruments

       SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

       Estimated  fair  values,   carrying   values  and  various   methods  and
       assumptions used in valuing the Company's financial instruments are set forth below at December 31:

                                                                   1996                                  1997
                                                     ----------------------------------    ----------------------------------
                                                     Carrying value       Estimated        Carrying value       Estimated
                                                                          fair value                            fair value
                                                     ---------------    ---------------    ---------------    ---------------
       Financial assets:
           Cash                             (a)   $            93                 93                 70                 70
           Restricted cash                  (a)               709                709              1,219              1,219
           Notes receivable                 (a)            46,616             46,616             74,779             74,779
           Residual interest in notes
             receivable sold                (b)            10,839             11,705             15,235             15,235

       Financial liabilities:
           Due to Parent                    (c)            21,316             21,316              1,937              1,947
           Recourse liability on notes      (a)             5,409              5,409              5,305              5,305
             sold
           Notes payable                    (c)             1,055              1,055                 --                 --

       (a) The carrying value, prior to consideration of deferred gross profit in the case of notes receivable, is considered to be a reasonable estimate of fair value.

       (b) Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates. The Company utilizes the following assumptions in determining the fair value of its residual interest in notes receivable sold at December 31:

                                                                         1996               1997
                                                                    ---------------    ---------------
                                       Discount rate                      12.25%            12.25%
                                       Annual prepayment rate              6%                6%

       (c) The carrying value reported approximates fair value due to the variable interest rates charged on the borrowings.

       Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

       The fair market value of the interest rate cap agreement is based on current interest rates and is estimated to be $0 at December 31, 1996 and 1997. The fair value of the Company's forward swap agreement was $(472) at December 31, 1997. This negative fair value represents the estimated amount the Company would have to pay at each date to cancel the contracts or transfer them to other parties.


(15)   Related Party Transactions

       Notes Receivable

       The Company, on an ongoing basis, acquires from and sells notes receivable to related parties. A summary of these transactions follows for the years ended December 31:

                                                                              1996               1996             1997
                                                                          --------------    ---------------   --------------
        Sale of notes receivable:
            Members of the Board of Directors of the Parent (at
              face value, no recourse)                                 $       3,905              3,350              917
            I&I Holdings, a subsidiary of the Parent (at face value,
              full recourse)                                                   1,321                232               55
            Parent Foundation (at face value, full recourse)                     191                211               --
        Purchases of notes receivable:
            Eagle Crest Partners, Ltd., a subsidiary of the Parent
              (at face value, full recourse)                                  11,305              8,993            7,134
            Running Y Resorts, Ltd., a subsidiary of the Parent (at
              face value, full recourse)                                          --              2,157            3,218
            Parent foundation (at face value, full recourse)                      --                 --            2,536

       With respect to notes receivable sold to members of the Board of Directors of the Parent and I&I Holdings of the Parent, the Company services such receivables without compensation.

       The outstanding balance of notes receivable sold with full recourse to related parties amounted to $18,512 and $13,564 at December 31, 1996 and 1997, respectively.

       WorldMark

              (i)  Management Contract

       The Company manages the resort properties transferred to WorldMark under the terms of a management agreement which is subject to annual approval by the Members. Under the terms of the management agreement, the Company receives a management fee equal to the lesser of 15% of WorldMark's expenditures or net profit of WorldMark and is reimbursed for certain expenses. In addition, the Company is responsible for paying annual dues on Vacation Credits which it owns prior to their sale to customers. A summary of these transactions for the years ended December 31 follows:

                                                                       1995               1996               1997
                                                                  ----------------   ----------------   ----------------
            WorldMark:
                 Management fee income                         $           747              1,103              1,488
                 Dues expense incurred by Trendwest                        512                275                793
                 Reimbursed salaries                                     1,533              3,103              5,448
                 Resort operations, maid and key service
                    income                                                 332                 --                 --
                 Other reimbursed expenses                                 297                323                612

              (ii)  Financial Information (Unaudited)

     A summary of financial information for WorldMark as of and for the years ended December 31, 1996 and 1997 is as follows:

                                                                                          1996               1997
                                                                                     ----------------   ----------------
            Cash and investment securities                                        $         4,166              6,364
            Member dues receivable                                                          6,694              8,860
            Other                                                                             908              2,170
                                                                                     ----------------   ----------------

                     Total assets                                                          11,768             17,394
                                                                                     ----------------   ----------------

            Deferred revenue                                                                7,441             10,080
            Other                                                                           1,015              2,008
                                                                                     ----------------   ----------------

                     Total liabilities                                                      8,456             12,088
                                                                                     ----------------   ----------------

                     Net assets                                                   $         3,312              5,306
                                                                                     ================   ================

            Annual member assessments                                             $        10,733             15,426
                                                                                     ================   ================

            Excess of revenues over expenses                                      $         1,351              1,994
                                                                                     ================   ================

            Condominiums owned, at developers unamortized historical cost         $        98,826            128,411
                                                                                     ================   ================


       Parent and Other Related Party

       The Company has an open revolving credit line with its Parent to meet operating needs and invest excess funds. The credit line is $10 million and is payable on demand. It bears interest at the prime rate plus 1% per annum (9.5% at December 31, 1997).

       The Company also reimburses the Parent for administrative services received and its share of insurance expenses. Also, through June 30, 1997 the Parent was named as the master servicer under the terms of certain sales of notes receivable and received a servicing fee of 1.75% per annum of the sold receivables to service the receivable. The Parent subcontracted the servicing to Trendwest for a servicing fee of 1.25% per annum of the sold receivable balance. Trendwest also received a servicing fee from TRI Funding Company I, LLC of 1.75% per annum of the sold receivables' balance and subsequent to June 30, 1997 is the named master servicer under the terms of certain sales of notes receivable. Trendwest, in turn, subcontracts components of the servicing to a third-party servicer, SAGE. A summary of these transactions follows for the years ended December 31:

                                                                    1995               1996               1997
                                                               ----------------   ----------------   ----------------
                Parent:
                    Interest income                         $            --                451                159
                    Interest expense                                  1,993              2,564              1,945
                    Insurance expense                                   879              1,304              1,865
                    Administrative service expense                      723                913                 --
                    Servicing fee expense, net                        1,163              1,008                240
                TRI Funding Company I, LLC - servicing fee
                    income                                               --                925              1,157

       The Company is developing a resort in central Washington known as MountainStar in conjunction with its Parent. The Parent owns the land and the Company is acting as the developer. On behalf of its Parent, the Company has incurred approximately $4,400 in costs related to the project as of December 31, 1997. All costs incurred will be reimbursed by the Parent and are included as a reduction to the due to Parent amounts on the Company's balance sheet.


(16)   Commitments and Contingencies

       Purchase Commitments

       The Company routinely enters into purchase agreements with various developers to acquire and build resort properties. At December 31, 1997, the Company has outstanding purchase commitments $28,353 related to properties under development. The Company has also committed to purchasing 20 condominium units in each of 1998, 1999 and 2000, respectively, from Running Y Resorts, Ltd. The cost of the units is fixed at 26% of the selling price of Vacation Credits at the time the units are purchased.

       Litigation

       The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes the outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

       Lease Commitments

       The Company has various operating lease agreements, primarily for sales offices. These obligations generally have remaining noncancelable terms of five years or less. Future minimum lease payments are as follows for the years ending December 31:

                       1998                            $ 1,582
                       1999                              1,483
                       2000                              1,229
                       2001                                729
                       2002                                133

     Rental expense amounted to $1,126, $1,426 and $2,018 for the years ended December 31, 1995, 1996 and 1997, respectively.


(17)   Subsequent Events

       Credit Facility

       In February 1998, the Company entered into a credit agreement with a group of banks to provide the Company with a three-year unsecured revolving credit facility for $30 million.

       Trendwest Funding II, Inc.

       In March 1998, the Company sold $37.9 million of notes receivable to a special purpose company, Trendwest Funding II, Inc. In addition, the Bank Group sold $98.0 million of notes receivable purchased from TW Holdings to Trendwest Funding II, Inc. The special purpose company sold the receivable to TRI Funding II, Inc. (TRI), a special purpose entity, and TRI issued $130.4 million in two classes of senior and subordinated notes to institutional investors.

       Purchase Commitment

       The Company has an agreement in principle to purchase land and construct a new office building in Redmond, Washington. The estimated construction and land costs are $11 million and the building is expected to be completed on or before December 1, 1998.