Form 10-Q
period 1998-03-31
TRENDWEST RESORTS INC
filed 1998-05-15
CIK 1021252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
       ______________


Commission file number 000-22979

                             TRENDWEST RESORTS, INC.
             (Exact name of registrant as specified in its charter)


              Oregon                                  93-1004403

  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
          incorporation)

                             12301 N.E. 10th Place
                           Bellevue, Washington 98005
              (Address of principal executive offices) (Zip Code)


(Registrant's telephone number, including area code)  (425) 990-2300


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes X No

     The  number  of shares  of the  registrant's  no-par  voting  common  stock
outstanding as of May 8, 1998:                    17,593,366 shares.

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)

                                                                                    December 31,           March 31,
                                   Assets                                               1997                 1998
                                                                                   ----------------     ----------------
                                                                                                          (Unaudited)
Assets:
     Cash                                                                          $       70           $    4,560
     Restricted cash                                                                    1,219                1,393
     Notes receivable, net of allowance for doubtful accounts, sales
        returns and deferred gross profit                                              73,075               58,939
     Accrued interest and other receivables                                             7,435                7,393
     Residual interest in notes receivable sold                                        15,235               19,940
     Receivable from Parent                                                               --                 1,311
     Inventories                                                                       44,534               47,469
     Property and equipment, net                                                        7,057                7,961
     Deferred income taxes                                                                924                  561
     Other assets                                                                       2,201                2,766
                                                                                   ----------           ----------

                     Total assets                                                  $  151,750           $  152,293
                                                                                   ==========           ==========


                    Liabilities and Stockholders' Equity

Liabilities:
     Accounts payable                                                                     944                1,763
     Accrued liabilities                                                                3,862                4,457
     Accrued construction in progress                                                  10,480                6,155
     Due to Parent                                                                      1,947                  --
     Allowance for recourse liability and deferred gross profit on notes
        receivable sold                                                                 8,757                9,868
     Income taxes payable to Parent                                                     2,755                  --
     Income taxes payable                                                                 880                2,061
                                                                                   ----------           ----------

                     Total liabilities                                                 29,625               24,304

Stockholders' equity:
     Preferred stock, no par value.  Authorized 10,000,000 shares;
        no shares issued or outstanding                                                    --                   --
     Common stock, no par value.  Authorized 90,000,000 shares;
        issued and outstanding 17,593,366 shares                                       66,742               66,742
     Retained earnings                                                                 55,383               61,247
                                                                                   ----------           ----------

                     Total stockholders' equity                                       122,125              127,989

Commitments and contingencies                                                              --                   --
                                                                                   ----------           ----------

                     Total liabilities and stockholders' equity                    $  151,750           $  152,293
                                                                                   ==========           ==========


     See accompanying notes to the condensed combined and consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

            Condensed Combined and Consolidated Statements of Income

                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                       Three months ended March 31,
                                                                                        1997                 1998
                                                                                   ----------------     ----------------
Revenues:
     Vacation Credit sales, net                                                    $   27,945           $   34,885
     Finance income                                                                     3,219                3,198
     Gains on sales of notes receivable                                                   --                 3,597
     Resort management services                                                           761                  629
     Other                                                                                688                  519
                                                                                   ----------           ----------

                  Total revenues                                                       32,613               42,828
                                                                                   ----------           ----------

Costs and operating expenses:
     Vacation Credit cost of sales                                                      7,553                9,513
     Resort management services                                                           259                  276
     Sales and marketing                                                               13,131               17,635
     General and administrative                                                         2,968                3,789
     Provision for doubtful accounts and recourse
        liability                                                                       1,816                2,396
     Interest                                                                             634                   36
                                                                                   ----------           ----------

             Total costs and operating expenses                                        26,361               33,645
                                                                                   ----------           ----------

             Income before income taxes                                                 6,252                9,183

Income tax expense                                                                      2,253                3,319
                                                                                   ----------           ----------

             Net income                                                            $    3,999           $    5,864
                                                                                   ==========           ==========

Basic and diluted net income per common share                                  $          .28                  .33


    Basic and diluted weighted average shares of common stock outstanding          14,417,116           17,593,366



     See accompanying notes to the condensed combined and consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

          Condensed Combined and Consolidated Statements of Cash Flows

                             (dollars in thousands)
                                   (Unaudited)

                                                                                       Three months ended March 31,
                                                                                   -------------------------------------
                                                                                        1997                 1998
                                                                                   ----------------     ----------------
Cash flows from operating activities:
     Net income                                                                    $     3,999          $     5,864
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                                      154                  197
        Amortization of residual interest in notes receivable sold                         949                1,402
        Provision for doubtful accounts, sales returns and recourse                      2,656                3,166
           liability
        Recoveries of notes receivable charged off                                          81                   31
        Residual interest in notes receivables sold                                         --               (4,582)
        Unrealized (gain) loss on residual interest in notes receivable sold            (1,113)                  44
        Change in deferred gross profit                                                   (441)                (226)
        Deferred income tax expense (benefit)                                               63                  363
        Issuance of notes receivable                                                   (25,277)             (31,078)
        Proceeds from sale of notes receivable                                             624               38,488
        Proceeds from repayment of notes receivable                                      5,250                5,401
        Purchase of notes receivable                                                    (1,838)              (2,104)
        Changes in certain assets and liabilities:
           Restricted cash                                                                (367)                (174)
           Inventories                                                                  (1,831)              (2,935)
           Accounts payable and accrued liabilities                                         233              (2,911)
           Income taxes payable to Parent                                                 1,516              (2,755)
           Income taxes payable                                                             --                1,181
           Other                                                                          (531)                (556)
                                                                                   ------------         -----------

               Net cash provided by (used in) operating activities                     (15,873)               8,816
                                                                                   ------------         -----------

Cash flows used in investing activities -Purchase of property and equipment               (630)              (1,068)
                                                                                   -----------          -----------

Cash flows from financing activities:
     Proceeds from notes payable                                                        14,727                   --
     Payments on notes payable                                                            (646)                  --
     Increase in Receivable from Parent                                                     --               (1,311)
     Increase (decrease) in Due to Parent                                                2,448               (1,947)
                                                                                   -----------          -----------

               Net cash provided by (used in) financing activities                      16,529               (3,258)
                                                                                   -----------          -----------

               Net increase in cash                                                         26                4,490

Cash at beginning of period                                                                 93                   70
                                                                                   -----------          -----------

Cash at end of period                                                              $       119          $     4,560
                                                                                   ===========          ===========

     See accompanying notes to the condensed combined and consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

          Condensed Combined and Consolidated Statements of Cash Flows
                                   (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                       Three months ended March 31,
                                                                                   -------------------------------------
                                                                                        1997                 1998
                                                                                   ----------------     ----------------
Supplemental  disclosures of cash flow  information  cash paid during the period for:
        Interest                                                                   $       735          $       178
        Income taxes                                                                       675                4,530


     See accompanying notes to combined and consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES
                Notes to the Condensed Combined and Consolidated
                              Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

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

These condensed combined and consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

These statements should be read in conjunction with the audited combined and consolidated financial statements and footnotes included in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission (SEC). The accounting policies used in preparing these condensed combined and consolidated financial statements are the same as those described in such Form 10-K.

Note 2 - Sale and Securitization of Notes Receivable

In March 1998, the Company sold $37.4 million of Notes Receivable to a wholly-owned special purpose company, Trendwest Funding II, Inc. In addition, the Bank Group sold $93.0 million of Notes Receivable purchased from TW Holdings, Inc. to Trendwest Funding II, Inc. The special purpose company sold the receivable to TRI Funding II, Inc. (TRI), a special purpose entity wholly-owned by Trendwest Funding II, Inc., and TRI issued $130.4 million in two classes of senior and subordinated notes to institutional investors. The 1998-1, Class A notes were issued for $125.0 million at a fixed rate of 6.88%. The 1998-1, Class B notes were issued for $5.4 million at a fixed rate of 7.98%. The Class A notes and Class B notes were rated `A" and `BBB' by Fitch IBCA, Inc., respectively, and are secured by the Notes Receivable owned by TRI. The ratings reflect credit enhancements of a 4% over-collaterilization and a 2% minimum reserve account. The notes have a stated maturity of April 15, 2009.

Note 3 - Basic and Diluted Net Income Per Common Share

On August 15, 1997, the Company consummated the offering of 3,176,250 shares of the Company's common stock at $18 per share resulting in net proceeds, after deducting the related issuance costs, of approximately $51,772. In addition, the Company issued 5,193,693 shares of common stock to the Parent to acquire two wholly owned subsidiaries, TW Holdings and Trendwest Funding (Consolidation Transactions). Effective June 30, 1997, TW Holdings and Trendwest Funding were wholly-owned subsidiaries of the Company.

Basic and diluted net income per common share has been computed based on the number of shares of Trendwest common stock outstanding and assumes the 5,193,693 shares issued to the Parent in connection with the 1997 Consolidation Transactions have been outstanding for all periods presented.

The following illustrates the reconciliation of weighted average shares used for basic net income per share:

                                                                                 Three months ended March 31,
                                                                               1997                  1998
                                                                         -----------------     ------------------
          Basic

          Weighted average shares - Trendwest                                9,223,423            17,593,366
          Effect of consolidation transactions                               5,193,693                    --
                                                                         -------------         -------------

          Basic and diluted weighted average shares outstanding             14,417,116            17,593,366
                                                                         =============         =============

Net income available to common shareholders for basic net income per share was $ 3,999 and $5,864 for the three months ended March 31, 1997 and 1998, respectively.

There were no dilutive securities outstanding for the periods presented resulting in basic and diluted net income per share being equal.

At March 31, 1998, there were options to purchase 499,000 shares of common stock outstanding which were antidilutive in 1998 and therefore not included in the computation of diluted net income per share.

Note 4 - Inventories

Inventories consist of Vacation Credits and construction in progress as follows:

                                                                           December 31,             March 31,
                                                                               1997                  1998
                                                                         -----------------     ------------------
          Vacation Credits                                               $      1,722           $     9,251
          Construction in progress                                             42,812                38,218
                                                                         ------------          ------------

                   Total inventories                                     $     44,534           $    47,469
                                                                         ============          ============

Note 5 - Allowance For Doubtful Accounts, Recourse Liability and Sales Returns

The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the year ended December 31, 1997 and the three months ended March 31, 1998:

                                                                               1997                  1998
                                                                         -----------------     ------------------
          Balances at beginning of period                                $     11,241          $     15,240

          Provision for doubtful accounts, sales returns and                                          3,166
              recourse liability                                               11,755
          Notes receivable charged-off and sales returns net of
              Vacation Credits recovered                                       (7,888)               (1,997)
          Recoveries                                                              132                    31
                                                                         ------------          ------------
          Balances at end of period                                      $     15,240          $     16,440
                                                                         ============          ============

          Allowance for doubtful accounts and sales returns              $      9,935          $      9,899
          Recourse Liability on notes receivable sold                           5,305                 6,541
                                                                         ------------          ------------
                                                                         $     15,240          $     16,440
                                                                         ============          ============

Total notes receivable outstanding, including notes receivable sold, amounted to $242,286 and $255,279 at December 31, 1997 and March 31, 1998, respectively.

Note 6 - Commitments and Contingencies

(a) Purchase Commitments
The Company routinely enters into purchase agreements with various developers to acquire and build resort properties. At March 31, 1998 the Company had outstanding purchase commitments of $19,020 related to properties under development.

(b) Litigation
The Company is involved in various claims and lawsuits arising from the ordinary course of business. Management believes that outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Note 7 - Subsequent Event

On May 7, 1998, the Company entered into an $11.8 million agreement to purchase land and develop a 111 unit resort at Rancho Vistoso near Tucson, Arizona.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

The Company achieved total revenues of $42.8 million for the three months ended March 31, 1998 compared to $32.6 million for the three months ended March 31, 1997, an increase of 31.3%. The principal reason for the overall improvement was a 25.1% increase in Vacation Credit sales from $27.9 million for the three months ended March 31, 1997 to $34.9 million for the three months ended March 31, 1998. The increase in Vacation Credit sales was primarily the result of a 26.6% increase in the number of Vacation Credits sold from 21.4 million in the three months ended March 31, 1997 to 27.1 million in the three months ended March 31, 1998. The increase in Vacation Credits sold was largely attributable to new off-site sales offices in Costa Mesa, California opened in February 1997; Woodland Hills, California, opened in October of 1997; relocating the Vallejo, California office to Walnut Creek, California and increased Upgrade sales. Revenues from Upgrade Sales increased 44.2% from $4.3 million for the three months ended March 31, 1997 to $6.2 million for the three months ended March 31, 1998 due primarily to an increase of 55% in the number of Vacation Credits sold as Upgrades during the three months ended March 31, 1997 compared to the three months ended March 31, 1998. The average price per Vacation Credit sold decreased slightly from $1.27 per credit for the three months ended March 31, 1997 versus $1.26 per credit for the three months ended March 31, 1998 reflecting a greater percentage of vacation credits sold as Upgrades which are sold at a lower selling price.

Finance income for the three months ended March 31, 1997 was comparable to the three months ended March 31, 1998 as the 1997 period benefitted from a $.8 million recognition of the unrealized gain on residual interest in Notes
Receivable  sold,   primarily  from  the  adoption  of  Statement  of  Financial
Accounting Standards Number 125 (SFAS 125). Absent the above, increases in finance income would have reflected the increase in carrying balances of Notes Receivable for the two periods compared. Gains on sales of Notes Receivable increased in 1998 because sales of notes receivable for the three months ended March 31, 1997 were treated as secured borrowings because TW Holdings did not meet the sales recognition criteria of SFAS 125. The asset backed securitization consummated during the first quarter of 1998 resulted in recording gains on $33.6 million of Notes Receivable sold. TW Holdings also recorded gains on $3.8 million of Notes Receivable sold to the Bank Group during the first quarter of 1998.

Vacation Credit cost of sales increased from $7.6 million for the three months ended March 31, 1997 to $9.5 million for the three months ended March 31, 1998, an increase of 25.0%, primarily reflecting the increase in sales of Vacation Credits. As a percentage of Vacation Credit sales, Vacation Credit cost of sales were comparable at 27.2% of Vacation Credit sales for each of the three months ended March 31, 1997 and 1998.

Sales and marketing costs increased 34.4% from $13.1 million for the three months ended March 31, 1997 to $17.6 million in the three months of 1998. As a percentage of Vacation Credit sales, sales and marketing costs increased from 47.0% for the three months ended March 31, 1997 to 50.4% for the three months ended March 31, 1998. This increase reflects start-up costs associated with opening the Burlingame, California sales office in mid-March 1998, which costs did not produce significant sales to any degree. In addition, training costs associated with new salespeople and office personnel in the Southwest Region also contributed to higher sales and marketing costs for the quarter.

General and administrative expenses increased 26.7% from $3.0 million for the three months ended March 31, 1997 to $3.8 million for the three months ended March 31, 1998. Absent the increase in gains on sales of Notes Receivable, general and administrative expenses would have been higher as a percentage of total revenue for the 1998 period as compared to the 1997 period due to increased sales growth; inflationary pressure on wages, increased administration costs resulting from being a publicly traded company and start-up expenses associated with the new Southwest Region.

Provision for doubtful accounts and recourse liability increased 33.3 % from $1.8 million for the three months ended March 31, 1997 to $2.4 million for the three months ended March 31, 1998. As a percentage of Vacation Credit sales, the provision increased from 6.5% for the three months ended March 31, 1997 to 6.9% for the three months ended March 31, 1998 due to continued growth in the carrying amount of Notes Receivable both on and off-balance sheet as well as increased sales volume in California which has historically had higher default rates than the Pacific Northwest.

The Company maintains an allowance for doubtful accounts in respect of the Notes Receivable owned by the Company and an allowance for recourse liability in respect of the Notes Receivable that have been sold by the Company. The aggregate amount of these allowances at December 31, 1997 and March 31, 1998 were $15.2 million, and $16.4 million, respectively, representing approximately 6.3% and 6.4%, respectively, of the total portfolio of Notes Receivable at those dates, including the Notes Receivable that had been sold by the Company. No assurance can be given that these allowances will be adequate, and if the amount of the Notes Receivable that are ultimately written off materially exceed the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Note Receivable origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends. The Company also utilizes experience factors of more mature sales sites in establishing the reserve for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the credits associated with such charge-offs to inventory. At March 31, 1998, 1.9% of the Company's total receivables portfolio of $255.3 million were more than 60 days past due.

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

During the three months ended March 31, 1997 and 1998, cash (used in) provided by operating activities was ($15.9) million and $8.8 million, respectively. Cash generated from operating activities increased principally due to the increased sales of Notes Receivable. For the first three months of 1997, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $27.1 million to finance the purchase of Vacation Credits by Owners and an increase in inventory of $1.8 million due to additional construction in progress to meet increasing sales demand. Cash provided by operating activities resulted primarily from sales and repayments of Notes Receivable of $5.9 million, and net income of $4.0 million. For the three months ended March 31, 1998, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $31.6 million to finance the purchase of Vacation Credits by Owners and an increase in inventory of $2.9 million due to additional construction in progress to meet increasing sales demand. Cash provided by operating activities resulted primarily from the sale and repayment of Notes Receivable of $43.9 million and net income of $5.9 million. The increase in proceeds from sales of Notes Receivable in the first three months of 1998 as compared with same period last year was due in part to treating the transfer of such receivables to the Bank Group after January 1, 1997 and prior to June 30, 1997 as secured borrowing as TW Holdings did not meet the sales recognition criteria of SFAS 125.

Net cash used in investing activities for the three months ended March 31, 1997 and 1998 was $0.6 and $1.1 million, respectively. Cash used in the acquisition of property and equipment was primarily used to acquire furniture and fixtures and data processing equipment required to meet the growth of the Company.

Net cash provided by (used in) financing activities for the three months ended March 31, 1997 and 1998, was $16.5 million and ($3.3) million, respectively. For the three months ended March 31, 1997, cash provided by financing activities resulted primarily from the issuance of notes payable of $14.7 million in conjunction with the sale of Notes Receivable from TW Holdings which was treated as a secured borrowing as the transaction did not meet the sales recognition criteria of SFAS 125. For the three months ended March 31, 1998, cash used in financing activities was principally the result of payments to the Parent on the revolving line of credit of $1.9 million and advancing excess funds to the Parent of $1.3 million.

Financing of Notes Receivable has been accomplished by use of a $98.0 million purchase commitment from the Bank Group through TW Holdings. As of March 31, 1998, Notes Receivable totaling $5.0 million had been transferred to the Bank Group. The agreement with the Bank Group is subject to annual renewal on June 30 of each year. The interest rate on borrowings under the agreement with the Bank Group is currently LIBOR plus 125 basis points. In the future, the Company may hypothecate its Notes Receivable.

The Company has a $10 million open line of credit with the Parent which bears interest at prime plus 1% (currently 9.5%) per annum. The line of credit is payable on demand. As of March 31, 1998, there was not any outstanding indebtedness to the Parent. The Company may advance excess funds to the Parent at prime rate minus 2% (currently 6.5%) per annum. At March 31, 1998, there was a $1.3 million Receivable from Parent.

In February 1998, the Company entered into a Credit Agreement with a group of banks to provide the Company with a three-year unsecured revolving credit facility for $30 million. The credit agreement provides for borrowings at the reference rate as announced by Bank of America, NT&SA or at LIBOR plus 100 basis points. The Credit Agreement provides for a commitment fee to the banks of 30 basis points per annum on the total unused amount of the commitment. Availability under the line of credit is subject to a borrowing base which is a percentage of unencumbered Notes Receivable and inventory, including property under development. Under the terms of the Credit Agreement, the Company is required to maintain certain interest coverage ratios and capitalization ratios. The Credit Agreement also imposes limitations on certain liens and carrying amounts of inventory and matures on February 12, 2001. The Company plans to use this facility to meet short-term working capital needs.

In March 1998, the Company sold $37.4 million of Notes Receivable to a wholly-owned special purpose company, Trendwest Funding II, Inc. In addition, the Bank Group sold $93.0 million of Notes Receivable purchased from TW Holdings, Inc. to Trendwest Funding II, Inc. The special purpose company sold the receivable to TRI Funding II, Inc. (TRI), a special purpose entity wholly-owned by Trendwest Funding II, Inc., and TRI issued $130.4 million in two classes of senior and subordinated notes to institutional investors. The 1998-1, Class A notes were issued for $125.0 million at a fixed rate of 6.88%. The 1998-1, Class B notes were issued for $5.4 million at a fixed rate of 7.98%. The Class A notes and Class B notes were rated `A" and `BBB' by Fitch IBCA, Inc., respectively, and are secured by the Notes Receivable owned by TRI. The ratings reflect credit enhancements of a 4% over-collaterilization and a 2% minimum reserve account. The notes have a stated maturity of April 15, 2009. Upon completion of this financing, the Company had $93.0 million of availability under the TW Holdings facility and $30.0 million under the revolving credit agreement.

Through the end of 1998, the Company anticipates spending approximately $38.5 million for acquisitions and development of new resort properties and for expansion and development activities. The Company plans to fund these expenditures with cash generated from operations, including further sales and securitizations of Notes Receivable. The Company believes that, with respect to its current operations, cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 1998.

WorldMark maintains a replacement reserve for the WorldMark Resorts which is funded from the annual assessments of the Owners. At March 31, 1998, the amount of such reserve was approximately $6.0 million. The replacement reserve is utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in WorldMark Resorts in which all units are owned by WorldMark. The Company may advance funds to WorldMark from time to time.

Since completed units at various resort properties are acquired or developed in advance and a significant portion of the purchase price of Vacation Credits is financed by the Company, the Company continually needs funds to acquire and develop property, to carry Notes Receivable contracts and to provide working capital. The Company has historically secured additional funds through loans from the Parent and the sale of Notes Receivable through the Finance Subsidiaries. See "Risk Factors - Dependence on Acquisitions of Additional Resort Units for Growth; Need for Additional Capital" of the Company's 1997 Form 10-K.

In the future, the Company may negotiate additional credit facilities, or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, at a fixed or variable interest rate, and may be subject to such additional terms as management deems appropriate.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Incorporated by reference. See Note 6 of "Notes to Condensed Combined and Consolidated Financial Statements."

Item 2 - Changes in Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matter to a Vote of Security Holders

None

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

2.1      Restated Articles of Incorporation (1)
2.2      Restated Bylaws (1)
10.31 Indenture among the Registrant, TRI Funding II, Inc. and LaSalle National Bank, dated as of March 1, 1998.
10.32    Series 1998-1 Supplement Dated as of March 1, 1998 to Indenture
         Dated as of March 1, 1998 among the Registrant,
         Trendwest Funding II, Inc. and LaSalle National Bank.
10.33    Servicing Agreement among the Registrant, TRI Funding II, Inc.,
         Sage Systems, Inc. and LaSalle National Bank,
         dated as of March 1,1998.
10.34    Purchase and Sale Agreement between the Registrant,
         Trendwest Funding II, Inc. and TRI Funding II, Inc.
10.35    Receivables purchase agreement among the Registrant,
         TRI Funding Company I, L.L.C., TW Holdings Inc. and
         Trendwest Funding II, Inc., Dated as of March 1, 1998.
10.36 Credit Agreement among the Registrant, Bank of America National Trust and Savings Association as Agent, and Other
         Financial Institutions Party Hereto, Dated as of February 12, 1998.
11       Statement re: Computation of Earnings per share
27       Financial Data Schedule

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26861).

(a) Reports on Form 8-K

None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TRENDWEST RESORTS, INC.




Date:     May 14, 1998             /s/ WILLIAM F. PEARE
          ---------------------   ---------------------------------------
                                   William F. Peare
                                   President, Chief Executive Officer and
                                   Director (Principal Executive Officer)


Date:     May 14, 1998            /s/ GARY A. FLORENCE
          ---------------------   ---------------------------------------
                                   Gary A. Florence
                                   Vice President, Chief Financial Officer
                                   and Treasurer
                                   (Principal Financial Officer)

                      (This page intentionally left blank.)