Form 10-Q
period 1998-06-30
TRENDWEST RESORTS INC
filed 1998-08-14
CIK 1021252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     The number of shares of the registrant's no-par voting common stock outstanding as of August 7, 1998: 17,252,766 shares.

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                             (dollars in thousands)

                                                                                    December 31,           June 30,
                                   Assets                                               1997                 1998
                                                                                   ----------------     ----------------
                                                                                                          (Unaudited)
Assets:
     Cash                                                                      $           70                1,238
     Restricted cash                                                                    1,219                1,558
     Notes receivable, net of allowance for doubtful accounts, sales
        returns and deferred gross profit                                              73,075               72,316
     Accrued interest and other receivables                                             7,435                6,855
     Residual interest in notes receivable sold                                        15,235               20,496
     Receivable from Parent                                                               --                   123
     Inventories                                                                       44,534               43,853
     Property and equipment, net                                                        7,057               10,467
     Deferred income taxes                                                                924                1,090
     Other assets                                                                       2,201                2,513
                                                                                   ----------------     ----------------

                     Total assets                                              $      151,750              160,509
                                                                                   ================     ================


                    Liabilities and Stockholders' Equity

Liabilities:
     Accounts payable                                                                     944                1,310
     Accrued liabilities                                                                3,862                5,984
     Accrued construction in progress                                                  10,480                4,168
     Borrowing under bank line of credit                                                   --                4,000
     Due to Parent                                                                      1,947                  --
     Allowance for recourse liability and deferred gross profit on notes
        receivable sold                                                                 8,757               11,443
     Income taxes payable to Parent                                                     2,755                  --
     Income taxes payable                                                                 880                  451
                                                                                   ----------------     ----------------

                     Total liabilities                                                 29,625               27,356

Stockholders' equity:
     Preferred stock, no par value.  Authorized 10,000,000 shares;
        no shares issued or outstanding                                                    --                    --
     Common stock, no par value.  Authorized 90,000,000 shares;
        issued and outstanding 17,593,366 shares                                       66,742               66,742
     Retained earnings                                                                 55,383               66,411
                                                                                   ----------------     ----------------

                     Total stockholders' equity                                       122,125              133,153

Commitments and contingencies                                                              --                    --
                                                                                   ----------------     ----------------

                     Total liabilities and stockholders' equity                $      151,750              160,509
                                                                                   ================     ================

See accompanying notes to the condensed combined and consolidated financial statements.


                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

            Condensed Combined and Consolidated Statements of Income

                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                Three months ended                    Six months ended
                                                                     June 30,                             June 30,
                                                        -----------------------------------   ----------------------------------
                                                              1997              1998               1997              1998
                                                        -----------------  ----------------   ---------------  -----------------

Revenues:
     Vacation Credit sales, net                       $         32,875            41,988            60,820             76,873
     Finance income                                              2,617             3,101             5,836              6,300
     Gains on sales of notes receivable                          3,164             1,537             3,164              5,135
     Resort management services                                    517               367             1,278                995
     Other                                                         663             1,000             1,351              1,519
                                                        -----------------  ----------------   ---------------  -----------------

             Total revenues                                     39,836            47,993            72,449             90,822
                                                        -----------------  ----------------   ---------------  -----------------

Costs and operating expenses:
     Vacation Credit cost of sales                               8,672            11,169            16,225             20,682
     Resort management services                                    270               322               529                599
     Sales and marketing                                        15,408            21,022            28,539             38,658
     General and administrative                                  3,298             4,281             6,266              8,069
     Provision for doubtful accounts and recourse
        liability                                                2,344             2,919             4,160              5,315
     Interest                                                      811                 2             1,445                 38
                                                        -----------------  ----------------   ---------------  -----------------

             Total costs and operating expenses                 30,803            39,715            57,164             73,361
                                                        -----------------  ----------------   ---------------  -----------------

             Income before income taxes                          9,033             8,278            15,285             17,461

Income tax expense                                               3,252             3,114             5,505              6,433
                                                        -----------------  ----------------   ---------------  -----------------

             Net income                               $          5,781             5,164             9,780             11,028
                                                        =================  ================   ===============  =================


Basic and diluted net income per common share         $            .40               .29               .68                .63


    Basic and diluted weighted average shares of            14,417,116        17,593,366        14,417,116         17,593,366
       common stock outstanding

See accompanying notes to the condensed combined and consolidated financial statements.


                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

          Condensed Combined and Consolidated Statements of Cash Flows

                             (dollars in thousands)
                                   (Unaudited)

                                                                                           Six months ended June 30,
                                                                                 -----------------------------------------------
                                                                                        1997                      1998
                                                                                 -------------------      ----------------------
Cash flows from operating activities:
     Net income                                                                        $    9,780                      11,028
     Adjustments to reconcile net income to net cash provided by (used
        in) operating activities:
     Depreciation and amortization                                                            319                         474
     Amortization of residual interest in notes receivable sold                             1,841                       3,108
     Provision for doubtful accounts, sales returns and recourse liability                  6,198                       7,061
     Recoveries of notes receivable charged off                                               127                          98
     Residual interest in notes receivables sold                                           (3,249)                     (6,160)
     Unrealized gain on residual interest in notes receivable sold                         (1,156)                       (399)
     Change in deferred gross profit                                                         (755)                       (510)
     Deferred income tax expense (benefit)                                                    525                        (166)
     Issuance of notes receivable                                                         (53,851)                    (67,104)
     Proceeds from sale of notes receivable                                                11,434                      55,643
     Proceeds from repayment of notes receivable                                           12,451                      13,924
     Purchase of notes receivable                                                          (4,459)                     (7,477)
     Changes in certain assets and liabilities:
          Restricted cash                                                                    (453)                       (339)
          Inventories                                                                       1,794                         681
          Accounts payable and accrued liabilities                                         (1,052)                     (3,824)
          Income taxes payable to Parent                                                    2,105                      (2,755)
          Income taxes payable                                                                 --                        (429)
          Other                                                                            (1,788)                        202
                                                                                 -------------------      ----------------------

          Net cash provided by (used in) operating activities                             (20,189)                      3,056
                                                                                 -------------------      ----------------------

Cash flows used in investing activities -Purchase of property and                            (876)                     (3,818)
     equipment
                                                                                 -------------------      ----------------------

Cash flows from financing activities:
     Proceeds from notes payable                                                           16,803                          --
     Payments on notes payable                                                               (658)                         --
     Net borrowings under bank line of credit                                                  --                       4,000
     Increase in Receivable from Parent                                                        --                        (123)
     Increase (decrease) in Due to Parent                                                   4,862                      (1,947)
                                                                                 -------------------      ----------------------

          Net cash provided by financing activities                                        21,007                       1,930
                                                                                 -------------------      ----------------------

          Net increase (decrease) in cash                                                     (58)                      1,168

Cash at beginning of period                                                                    93                          70
                                                                                 -------------------      ----------------------

Cash at end of period                                                        $                 35                       1,238
                                                                                 ===================      ======================


See accompanying notes to the condensed combined and consolidated financial statements.


                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

          Condensed Combined and Consolidated Statements of Cash Flows
                                   (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                            Six month ended June 30,
                                                                                 -----------------------------------------------
                                                                                        1997                      1998
                                                                                 -------------------      ----------------------
Supplemental  disclosures of cash flow  information
 cash paid during the period for:
        Interest                                                                 $          1,504                         265
        Income taxes                                                                        2,877                       9,783

Supplemental schedule of noncash investing and financing activities:
Reduction of notes payable through transfer of notes receivable                  $         16,803                          --

See accompanying notes to combined and consolidated financial statements.


                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES
                Notes to the Condensed Combined and Consolidated
                              Financial Statements
                 (dollars in thousands except per share amounts)
                                   (Unaudited)

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

     These condensed combined and consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

     These statements should be read in conjunction with the audited combined and consolidated financial statements and footnotes included in the Company's 1997 Form 10-K filed with the Securities and Exchange Commission (SEC). The accounting policies used in preparing these condensed combined and consolidated financial statements are the same as those described in such Form 10-K.

Note 2 - New Accounting Pronouncements

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 1999.

     In April, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998.

     The Company does not anticipate a material impact on its financial position or results of operations from the future adoption of these two standards.

Note 3 - Sale and Securitization of Notes Receivable

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

Note 4 - Basic and Diluted Net Income Per Common Share

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

     The following illustrates the reconciliation of weighted average shares used for basic net income per share:

                                                  Three months ended                    Six months ended
                                                       June 30,                             June 30,
                                          -----------------------------------   ----------------------------------
                                               1997                1998              1997               1998
                                          ---------------     ---------------   ----------------   ---------------
Basic

Weighted average shares - Trendwest           9,223,423          17,593,366         9,223,423         17,593,366
Effect of consolidation transactions          5,193,693                 --          5,193,693                --
                                          ---------------     ---------------   ----------------   ---------------

Basic and diluted weighted average
 shares outstanding                          14,417,116          17,593,366        14,417,116         17,593,366
                                          ===============     ===============   ================   ===============

     Net income available to common shareholders for basic net income per share was $5,781 and $5,164 for the three months ended June 30, 1997 and 1998, and $9,780 and 11,028 for the six months ended June 30, 1997 and 1998, respectively.

     There were no dilutive securities outstanding for the periods presented resulting in basic and diluted net income per share being equal.

     At June 30, 1998, there were options to purchase 499,000 shares of common stock outstanding which were antidilutive in 1998 and therefore not included in the computation of diluted net income per share.

Note 5 - Inventories

     Inventories consist of Vacation Credits and construction in progress as follows:

                                                                            December 31,            June 30,
                                                                               1997                  1998
                                                                         -----------------     ------------------
          Vacation Credits                                          $           1,722                 2,649
          Construction in progress                                             42,812                41,204
                                                                         -----------------     ------------------

                   Total inventories                                $          44,534                43,853
                                                                         =================     ==================

Note 6 - Allowance For Doubtful Accounts, Recourse Liability and Sales Returns

     The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the year ended December 31, 1997 and the six months ended June 30, 1998:

                                                                               1997                  1998
                                                                         -----------------     ------------------
          Balances at beginning of period                           $          11,241                15,240

          Provision for doubtful accounts, sales returns and                                          7,061
              recourse liability                                               11,755
          Notes receivable charged-off and sales returns net of
              Vacation Credits recovered                                       (7,888)               (4,483)
          Recoveries                                                              132                    98
                                                                         -----------------     ------------------
          Balances at end of period                                 $          15,240                17,916
                                                                         =================     ==================


          Allowance for doubtful accounts and sales returns         $           9,935                 9,996
          Recourse liability on notes receivable sold                           5,305                 7,920
                                                                         -----------------     ------------------
                                                                    $          15,240                17,916
                                                                         =================     ==================


     Total notes receivable outstanding, including notes receivable sold, amounted to $242,286 and $271,781 at December 31, 1997 and June 30, 1998,
respectively.

Note 7 - Commitments and Contingencies

     (a) Purchase Commitments

     The Company routinely enters into purchase agreements with various developers to acquire and build resort properties. At June 30, 1998 the Company had outstanding purchase commitments of $18,812 related to properties under development and $9.1 million related to the purchase of land and construction of a new Corporate headquarters building.

     (b) Litigation

     The Company is involved in various claims and lawsuits arising from the ordinary course of business. Management believes that outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Note 8 - Subsequent Event

     On July 7, 1998, the Board of Directors authorized the Company to repurchase up to 436,000 shares of its common stock on the open market or in privately negotiated transactions.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                              RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997

     The Company achieved total revenues of $48.0 million for the three months ended June 30, 1998 compared to $39.9 million for the three months ended June 30, 1997, an increase of 20.3%. The principal reason for the overall improvement was a 27.7% increase in Vacation Credit sales from $32.9 million for the three months ended June 30, 1997 to $42.0 million for the three months ended June 30, 1998. The increase in Vacation Credit sales was primarily the result of a 28.3% increase in the number of Vacation Credits sold from 25.4 million during the three months ended June 30, 1997 to 32.6 million during the three months ended June 30, 1998. The increase in Vacation Credits sold was largely attributable to maturation of off-site sales offices in Costa Mesa, California opened in February 1997; Woodland Hills, California, opened in October of 1997; new off-site sales office in Burlingame, California, opened in March, 1998; relocated the Vallejo, California office to Walnut Creek, California and increased Upgrade sales. Revenues from Upgrade Sales increased 33.3% from $4.8 million for the three months ended June 30, 1997 to $6.4 million for the three months ended June 30, 1998 due primarily to an increase of 36.5% in the number of Vacation Credits sold as Upgrades during the three months ended June 30, 1997 compared to the three months ended June 30, 1998. The average price per Vacation Credit sold decreased slightly from $1.27 per credit for the three months ended June 30, 1997 versus $1.26 per credit for the three months ended June 30, 1998 reflecting a greater percentage of vacation credits sold as Upgrades which are sold at a lower selling price. Effective June 29, 1998, the Company increased the selling price of vacation credits, including upgrades, by approximately 4.0%.

     Finance income increased 19.2% from $2.6 million for the three months ended June 30, 1997 to $3.1 million for the three months ended June 30, 1998. The increase in finance income reflects the increase in carrying balances of Notes Receivable for the two periods compared. Gains on sales of Notes Receivable decreased 53.1% from $3.2 million for the three months ended June 30, 1997 to $1.5 million for the three months ended June 30, 1998 due primarily to a decrease in the principal balances of Notes Receivable sold of 46.0% from $27.0 million to $14.4 million for the two periods compared. Notes Receivable transferred to the bank group in the first quarter of 1997 did not meet the requirements of Statement of Financial Accounting Standards Number 125 (SFAS
125) and were treated as secured borrowings but were qualified as sales in the second quarter of 1997.

     Vacation Credit cost of sales increased from $8.7 million for the three months ended June 30, 1997 to $11.2 million for the three months ended June 30, 1998, an increase of 28.7%, primarily reflecting the increase in sales of Vacation Credits. As a percentage of Vacation Credit sales, Vacation Credit cost of sales remained comparable at 26.4% and 26.7% of Vacation Credit sales for each of the three months ended June 30, 1997 and 1998, respectively. Management expects product cost as a percentage of vacation credit sales to be approximately 29.0% for the remainder of the year. This is primarily the result of the Clear Lake and Angels Camp resorts in California which are coming on line in the third quarter. Clear Lake experienced construction delays and cost overruns due to inclement weather and the Angels Camp resort has a product cost higher than the historical average.

     Sales and marketing costs increased 36.4% from $15.4 million for the three months ended June 30, 1997 to $21.0 million for the three months ending June 30, 1998. As a percentage of Vacation Credit sales, sales and marketing costs increased from 46.8% for the three months ended June 30, 1997 to 50.0% for the three months ended June 30, 1998. This increase reflects start-up costs and delays associated with opening the Scottsdale, Arizona; Wolf Creek, Utah and San Diego, California sales offices in May and June of 1998, without the benefit of a full quarter of sales from these locations. In addition, training costs associated with new salespeople and office personnel in the Southwest and Mountain Region also contributed to higher sales and marketing costs for the quarter. Effective January 1, 1998, the Company increased commissions on new sales and raised performance targets for additional bonuses. During the three months ended June 30, 1998, the sales force met these new performance targets resulting in net increased commission costs. Management continues to evaluate the commission program and has made changes to these performance targets as well as other aspects of the overall commission program. Management expects sales and marketing costs as a percentage of Vacation Credit sales to decrease and come more in line with historical results for the remainder of the year as a result of the aforementioned changes to commissions and the effect of increased sales at new sales offices and the increase in the selling price of vacation credits.

     General and administrative expenses increased 30.3% from $3.3 million for the three months ended June 30, 1997 to $4.3 million for the three months ended June 30, 1998. As a percentage of total revenue, general and administrative costs increased from 8.3% for the three months ended June 30, 1997 to 9.0% for the three months ended June 30, 1998. The increase in general and administrative expenses is due to increased sales growth, inflationary pressure on wages, increased administration costs resulting from being a publicly traded company and regionalization.

     Provision for doubtful accounts and recourse liability increased 26.1% from $2.3 million for the three months ended June 30, 1997 to $2.9 million for the three months ended June 30, 1998. As a percentage of Vacation Credit sales, the provision remained comparable at 7.0% for the three months ended June 30, 1997 and 6.9% for the three months ended June 30, 1998.

Comparison of the six months ended June 30, 1998
 to the six months ended June 30, 1997

     The Company achieved total revenues of $90.8 million for the six months ended June 30, 1998 compared to $72.4 million for the six months ended June 30, 1997, an increase of 25.4%. The principal reason for the overall improvement was a 26.5% increase in Vacation Credit sales from $60.8 million for the six months ended June 30, 1997 to $76.9 million for the six months ended June 30, 1998. The increase in Vacation Credit sales was primarily the result of a 27.6% increase in the number of Vacation Credits sold from 46.8 million during the six months ended June 30, 1997 to 59.7 million during the six months ended June 30, 1998. The increase in Vacation Credits sold was largely attributable to the maturation of off-site sales offices in Costa Mesa, California opened in February 1997, Woodland Hills, California, opened in October of 1997; a new off-site sales office opened in Burlingame, California, opened in March 1998; and relocated the Vallejo, California office to Walnut Creek, California and increased Upgrade sales. Revenues from Upgrade Sales increased 38.5% from $9.1 million for the six months ended June 30, 1997 to $12.6 million for the six months ended June 30, 1998 due primarily to an increase of 45.2% in the number of Vacation Credits sold as Upgrades during the six months ended June 30, 1997 compared to the six months ended June 30, 1998. The average price per Vacation Credit sold decreased slightly from $1.27 per credit for the six months ended June 30, 1997 versus $1.26 per credit for the six months ended June 30, 1998 reflecting a greater percentage of vacation credits sold as Upgrades which are sold at a lower selling price. Effective June 29, 1998, the Company increased the selling price of vacation credits, including upgrades, by approximately 4.0%.

     Finance income increased 8.6% from $5.8 million for the six months ended June 30, 1997 compared to $6.3 million for the six months ended June 30, 1998. The 1997 period benefitted from an $.8 million recognition of the unrealized gain on residual interest in Notes Receivable sold, resulting primarily from the adoption of Statement of Financial Accounting Standards Number 125 (SFAS 125). Absent this benefit, the increase in finance income reflects the increase in carrying balances of Notes Receivable for the two periods compared. Gains on sales of Notes Receivable increased 59.4% from $3.2 million for the six months ended June 30, 1997 to $5.1 million for the six months ended June 30, 1998 due to notes receivable sold, which qualified for sales recognition, increasing from $27.0 million to $51.8 million, an increase of 91.9% for the two periods compared. The asset backed securitization consummated during the first quarter of 1998 resulted in recording gains on $33.6 million of Notes Receivable sold and reduced the Company's interest rate risk in the future, if interest rates were to increase, on $130.4 million of notes receivable sold.

     Vacation Credit cost of sales increased from $16.2 million for the six months ended June 30, 1997 to $20.7 million for the six months ended June 30, 1998, an increase of 27.8%, primarily reflecting the increase in sales of Vacation Credits. As a percentage of Vacation Credit sales, Vacation Credit cost of sales were comparable at 26.6% and 26.9% of Vacation Credit sales for the six months ended June 30, 1997 and 1998, respectively. Management expects product cost as a percentage of vacation credit sales to be approximately 29.0% for the remainder of the year. This is primarily the result of the Clear Lake and Angels Camp resorts in California which are coming on line in the third quarter. Clear lake experienced construction delays and cost overruns due to inclement weather and the Angels Camp resort has a product cost higher than the historical average.

     Sales and marketing costs increased 35.8% from $28.5 million for the six months ended June 30, 1997 to $38.7 million in the six months of 1998. As a percentage of Vacation Credit sales, sales and marketing costs increased from 46.9% for the six months ended June 30, 1997 to 50.3% for the six months ended June 30, 1998. This increase reflects start-up costs and delays associated with opening the Scottsdale, Arizona; Wolf Creek, Utah and San Diego, California sales offices in May and June of 1998, without the benefit of a full quarter of sales from these locations. In addition, training costs associated with new salespeople and office personnel in the Southwest and Mountain Region also contributed to higher sales and marketing costs for the six months ended June 30, 1998. Effective January 1, 1998, the Company increased commissions on new sales and raised performance targets for additional bonuses. During the three months ended June 30, 1998, the sales force met these new performance targets resulting in net increased commission costs. Management continues to evaluate the commission program and has made changes to these performance targets as well as other aspects of the overall commission program. Management expects sales and marketing costs as a percentage of Vacation Credit sales to decrease and come more in line with historical results for the remainder of the year as a result of the aforementioned changes to commissions and the effect of increased sales at new sales offices and the increase in the selling price of Vacation Credits.

     General and administrative expenses increased 28.6% from $6.3 million for the six months ended June 30, 1997 to $8.1 million for the six months ended June 30, 1998. As a percentage of total revenue, general and administrative costs increased from 8.7% of total revenue for the six months ended June 30, 1997 to 8.9% of total revenue for the six months ended June 30, 1998. The increase in general and administrative expenses is due to increased sales growth, inflationary pressure on wages, increased administration costs resulting from being a publicly traded company and regionalization.

     Provision for doubtful accounts and recourse liability increased 26.2% from $4.2 million for the six months ended June 30, 1997 to $5.3 million for the six months ended June 30, 1998. As a percentage of Vacation Credit sales, the provision remained comparable at 6.9% for each of the six months ended June 30.

     The Company maintains an allowance for doubtful accounts in respect of the Notes Receivable owned by the Company and an allowance for recourse liability in respect of the Notes Receivable that have been sold by the Company. The aggregate amount of these allowances at December 31, 1997 and June 30, 1998 were $15.2 million, and $17.9 million, respectively, representing approximately 6.3% and 6.6%, respectively, of the total portfolio of Notes Receivable at those dates, including the Notes Receivable that had been sold by the Company. No assurance can be given that these allowances will be adequate, and if the amount of the Notes Receivable that are ultimately written off materially exceed the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected.

     The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Note Receivable origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends. The Company also utilizes experience factors of more mature sales sites in establishing the reserve for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the credits associated with such charge-offs to inventory. At June 30, 1998 and December 31, 1997, 1.9% of the Company's total receivables portfolio of $271.8 million and $242.3 million, respectively, were more than 60 days past due.

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

     During the six months ended June 30, 1997 and 1998, cash (used in) provided by operating activities was ($20.2) million and $3.1 million, respectively. Cash generated from operating activities increased principally due to the increased sales of Notes Receivable. For the first six months of 1997, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $58.4 million to finance the purchase of Vacation Credits by Owners and an increase in inventory of $1.8 million due to additional construction in progress to meet increasing sales demand. Cash provided by operating activities resulted primarily from sales and repayments of Notes Receivable of $23.9 million and net income of $9.8 million. For the six months ended June 30, 1998, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $74.6 million to finance the purchase of Vacation Credits by Owners. Cash provided by operating activities resulted primarily from the sale and repayment of Notes Receivable of $69.5 million and net income of $11.0 million.

     Net cash used in investing activities for the six months ended June 30, 1997 and 1998 was $.9 and $3.8 million, respectively. Cash used in the acquisition of property and equipment was primarily used to acquire furniture and fixtures, data processing equipment, and construction of a new corporate office building required to meet the growth of the Company.

     Net cash provided by financing activities for the six months ended June 30, 1997 and 1998, was $21.0 million and $1.9 million, respectively. For the six months ended June 30, 1997, cash provided by financing activities resulted primarily from the issuance of notes payable of $16.8 million in conjunction with the sale of Notes Receivable from TW Holdings which was treated as a secured borrowing as the transaction did not meet the sales recognition criteria of SFAS 125. The note payable was extinguished in a non-cash transaction by transferring notes receivable to the note holder. For the six months ended June 30, 1998, cash used in financing activities was principally the result of payments to the Parent on the revolving line of credit of $1.9 million. Cash provided was principally the result of outstanding borrowings of $4.0 million on the Bank $30 million revolving credit facility.

     Financing of Notes Receivable has been accomplished by use of a $98.0 million Receivable Transfer Agreement from the Bank Group through TW Holdings. As of June 30, 1998, Notes Receivable totaling $18.3 million had been transferred to the Bank Group. The agreement with the Bank Group is subject to annual renewal on June 30 of each year and was renewed on June 18, 1998 at a required yield to the bank group of LIBOR plus 112.5 basis points. In the future, the Company may hypothecate its Notes Receivable.

     The Company has a $10 million open line of credit with the Parent which bears interest at prime plus 1% (currently 9.5%) per annum. The line of credit is payable on demand. As of June 30, 1998, there was not any outstanding indebtedness to the Parent. The Company may advance excess funds to the Parent at prime rate minus 2% (currently 6.5%) per annum. At June 30, 1998 there was a $.1 million Receivable from Parent.

     The Company has a Credit Agreement with a group of banks to provide the Company with a three-year unsecured revolving credit facility for $30 million. The credit agreement provides for borrowings at the reference rate as announced by Bank of America, NT&SA or at LIBOR plus 100 basis points. The Credit Agreement provides for a commitment fee to the banks of 30 basis points per annum on the total unused amount of the commitment. Availability under the line of credit is subject to a borrowing base which is a percentage of unencumbered Notes Receivable and inventory, including property under development. Under the terms of the Credit Agreement, the Company is required to maintain certain interest coverage ratios and capitalization ratios. The Credit Agreement also imposes limitations on certain liens and carrying amounts of inventory and matures on February 12, 2001. The Company plans to use this facility to meet short-term working capital needs. Outstanding borrowings under this credit facility at June 30, 1998 were $4.0 million.

     In March 1998, the Company sold $37.4 million of Notes Receivable to a wholly-owned special purpose company, Trendwest Funding II, Inc. In addition, the Bank Group sold $93.0 million of Notes Receivable purchased from TW Holdings, Inc. to Trendwest Funding II, Inc. The special purpose company sold the receivable to TRI Funding II, Inc. (TRI), a special purpose entity wholly-owned by Trendwest Funding II, Inc., and TRI issued $130.4 million in two classes of senior and subordinated notes to institutional investors. The 1998-1, Class A notes were issued for $125.0 million at a fixed rate of 6.88%. The 1998-1, Class B notes were issued for $5.4 million at a fixed rate of 7.98%. The Class A notes and Class B notes were rated `A' and `BBB' by Fitch IBCA, Inc., respectively, and are secured by the Notes Receivable owned by TRI. The ratings reflect credit enhancements of a 4% over-collaterilization and a 2% minimum reserve account. The notes have a stated maturity of April 15, 2009.

     Through the end of 1998, the Company anticipates spending approximately $24 million for acquisitions and development of new resort properties and for expansion and development activities. The Company plans to fund these expenditures with cash generated from operations, including further sales and securitizations of Notes Receivable. The Company believes that, with respect to its current operations, cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 1998.

     WorldMark maintains a replacement reserve for the WorldMark Resorts which is funded from the annual assessments of the Owners. At June 30, 1998, the amount of such reserve was approximately $6.8 million. The replacement reserve is utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in WorldMark Resorts in which all units are owned by WorldMark. The Company may advance funds to WorldMark from time to time.

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

     None

Item 3 - Defaults Upon Senior Securities

     None

Item 4 - Submission of Matter to a Vote of Security Holders

     Trendwest Resorts, Inc. (Company) held its Annual Meeting of Stockholders on May 28, 1998. The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

1.   Election of Directors:

        Nominee:                 Number of shares    Number of shares
                                     voted FOR           Withheld
   ------------------------------------------------------------------
   Jerol E. Andres                   17,017,909          2,040
   Roderick C. Wendt                 17,017,909          2,040
   Linda M. Tubbs                    17,017,909          2,040

2. Proposal to Ratify the selection of KPMG Peat Marwick LLP as independent auditors of the Company for the 1998 fiscal year:

    Number of shares    Number of shares     Number of shares
       voted FOR          voted AGAINST          Withheld
    ---------------------------------------------------------
         17,019,149           300                  500

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

 (a)      Exhibits

         2.1      Restated Articles of Incorporation (1)

         2.2      Restated Bylaws (1)

         11       Statement re: Computation of Earnings per share

         10.37    Amendment Number Two Dated June 18, 1998 to the
                    Second Amended and  Restated   Receivables  Transfer
                    Agreement between the Registrant, Seafirst Bank and other purchasers, TW Holdings, and Bank of America Dated June 18, 1998

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


                                    TRENDWEST RESORTS, INC.




Date:     August 14, 1998          /s/ WILLIAM F. PEARE
          ---------------          ---------------------------------------
                                   William F. Peare
                                    President, Chief Executive Officer and
                                    Director (Principal Executive Officer)


Date:     August 14, 1998          /s/ GARY A. FLORENCE
          ---------------           ---------------------------------------
                                    Gary A. Florence
                                     Vice President, Chief Financial Officer
                                     and Treasurer
                                    (Principal Financial Officer)