Form 10-Q
period 1998-09-30
TRENDWEST RESORTS INC
filed 1998-11-13
CIK 1021252

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

     [ ]  Transition  report  pursuant to Section 13 or 15(d) of the  Securities
Exchange  Act  of  1934  for  the  transition   period  from   ____________   to
--------------


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's no-par voting common stock outstanding as of November 6, 1998: 17,158,766 shares.

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                                                TRENDWEST RESORTS, INC.
                                                   AND SUBSIDIARIES

                                         Condensed Consolidated Balance Sheets

                                                (dollars in thousands)

                                                                                    December 31,         September 30,
                                   Assets                                               1997                 1998
                                                                                   ----------------     ----------------
                                                                                                          (Unaudited)
Assets:
     Cash                                                                      $           70                  974
     Restricted cash                                                                    1,219                2,505
     Notes receivable, net of allowance for doubtful accounts, sales
        returns and deferred gross profit                                              73,075               93,745
     Accrued interest and other receivables                                             7,435                7,510
     Residual interest in notes receivable sold                                        15,235               20,954
     Receivable from Parent                                                               --                 2,022
     Inventories                                                                       44,534               40,060
     Property and equipment, net                                                        7,057               12,580
     Deferred income taxes                                                                924                1,160
     Other assets                                                                       2,201                4,565
                                                                                   ----------------     ----------------
                     Total assets                                              $      151,750              186,075
                                                                                   ================     ================
                                                                                   ================     ================


                    Liabilities and Stockholders' Equity

Liabilities:
     Accounts payable                                                                     944                  692
     Accrued liabilities                                                                3,862                7,750
     Accrued construction in progress                                                  10,480                1,599
     Borrowing under bank line of credit                                                   --               30,000
     Due to Parent                                                                      1,947                  --
     Allowance for recourse liability and deferred gross profit on notes
        receivable sold                                                                 8,757               11,291
     Income taxes payable to Parent                                                     2,755                  --
     Income taxes payable                                                                 880                  600
                                                                                   ----------------     ----------------
                                                                                   ----------------     ----------------
                     Total liabilities                                                 29,625               51,932

Stockholders' equity:
     Preferred stock, no par value.  Authorized 10,000,000 shares;
        no shares issued or outstanding                                                    --                    --
     Common stock, no par value.  Authorized 90,000,000 shares;
        issued and outstanding 17,593,366 and 17,158,766 shares at December            66,742               61,848
        31, 1997 and September 30, 1998, respectively.
     Retained earnings                                                                 55,383               72,295
                                                                                   ----------------     ----------------
                     Total stockholders' equity                                       122,125              134,143

Commitments and contingencies                                                              --                    --
                                                                                   ----------------     ----------------

                     Total liabilities and stockholders' equity                $      151,750              186,075
                                                                                   ================     ================
                                                                                   ================     ================

See accompanying notes to the condensed combined and consolidated financial statements.


                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

            Condensed Combined and Consolidated Statements of Income

                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                Three months ended                    Nine months ended
                                                                  September 30,                         September 30,
                                                        -----------------------------------   ----------------------------------
                                                              1997              1998               1997              1998
                                                        -----------------  ----------------   ---------------  -----------------

Revenues:
     Vacation Credit sales, net                       $         35,575            46,530            96,395            123,403
     Finance income                                              2,930             3,368             8,766              9,628
     Gains on sales of notes receivable                          1,277             1,828             4,441              7,003
     Resort management services                                    217               521             1,495              1,517
     Other                                                         473               946             1,825              2,459
                                                        -----------------  ----------------   ---------------  -----------------

             Total revenues                                     40,472            53,193           112,922            144,010
                                                        -----------------  ----------------   ---------------  -----------------

Costs and operating expenses:
     Vacation Credit cost of sales                               9,219            13,438            25,444             34,119
     Resort management services                                    302               347               830                946
     Sales and marketing                                        16,306            22,346            44,845             61,003
     General and administrative                                  3,348             4,246             9,615             12,312
     Provision for doubtful accounts and recourse
        liability                                                2,494             3,220             6,654              8,535
     Interest                                                      294               204             1,739                242
                                                        -----------------  ----------------   ---------------  -----------------

             Total costs and operating expenses                 31,963            43,801            89,127            117,157
                                                        -----------------  ----------------   ---------------  -----------------

             Income before income taxes                          8,509             9,392            23,795             26,853

Income tax expense                                               3,076             3,508             8,582              9,941
                                                        -----------------  ----------------   ---------------  -----------------

             Net income                               $          5,433             5,884            15,213             16,912
                                                        =================  ================   ===============  =================
                                                        =================  ================   ===============  =================


Basic and diluted net income per common share         $            .34               .34              1.02                .97


Basic and diluted weighted average shares
of common stock outstanding                                 15,923,174        17,308,564        14,920,981         17,498,086

     See accompanying notes to the condensed combined and consolidated financial statements.



                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

          Condensed Combined and Consolidated Statements of Cash Flows

                             (dollars in thousands)
                                   (Unaudited)

                                                                                        Nine months ended September 30,
                                                                                 -----------------------------------------------
                                                                                        1997                      1998

                                                                                 -------------------      ----------------------

Cash flows from operating activities:
     Net income                                                              $             15,213                      16,912
     Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization                                                            487                         769
     Amortization of residual interest in notes receivable sold                             2,966                       4,882
     Provision for doubtful accounts, sales returns and recourse liability                  8,491                      11,114
     Recoveries of notes receivable charged off                                               151                         159
     Residual interest in notes receivable sold                                            (4,551)                     (7,993)
     Unrealized gain on residual interest in notes receivable sold                         (1,243)                       (534)
     Change in deferred gross profit                                                       (1,013)                       (884)
     Deferred income tax expense (benefit)                                                    512                        (236)
     Issuance of notes receivable                                                         (83,234)                   (107,651)
     Proceeds from sale of notes receivable                                                23,611                      72,152
     Proceeds from repayment of notes receivable                                           19,242                      23,302
     Purchase of notes receivable                                                         (11,071)                    (18,402)
     Changes in certain assets and liabilities:
          Restricted cash                                                                    (439)                     (1,286)
          Inventories                                                                      (7,373)                      4,474
          Accounts payable and accrued liabilities                                          1,041                      (5,245)
          Income taxes payable to Parent                                                      594                      (2,755)
          Income taxes payable                                                              1,671                        (280)
          Other                                                                            (1,296)                     (2,538)
                                                                                 -------------------      ----------------------

          Net cash used in operating activities                                           (36,241)                    (14,040)
                                                                                 -------------------      ----------------------

Cash flows used in investing activities -Purchase of property and equipment                (1,120)                     (6,193)
                                                                                 -------------------      ----------------------

Cash flows from financing activities:
     Proceeds from notes payable                                                           16,803                          --
     Payments on notes payable                                                             (1,055)                         --
     Net borrowings under bank line of credit                                                  --                      30,000
     Increase in Receivable from Parent                                                    (7,562)                     (2,022)
     Decrease in Due to Parent                                                            (21,316)                     (1,947)
     Issuance of common stock                                                              51,912                          --
     Repurchase of common stock                                                                --                      (4,894)
                                                                                 -------------------      ----------------------

          Net cash provided by financing activities                                        38,782                      21,137
                                                                                 -------------------      ----------------------

          Net increase in cash                                                              1,421                         904

Cash at beginning of period                                                                    93                          70
                                                                                 -------------------      ----------------------

Cash at end of period                                                        $              1,514                         974
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



                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

          Condensed Combined and Consolidated Statements of Cash Flows
                                   (continued)
                             (dollars in thousands)
                                   (unaudited)


                                                                                         Nine month ended September 30,
                                                                                 -----------------------------------------------
                                                                                        1997                      1998
                                                                                 -------------------      ----------------------
Supplemental  disclosures of cash flow  information  cash paid during the period for:
        Interest                                                             $              1,975                         422
        Income taxes                                                                        5,622                      13,212

Supplemental schedule of noncash investing and financing activities:
Reduction of notes payable through transfer of notes receivable              $             16,803                          --
Issuance of Notes Receivable in exchange for other assets sold                                489                          --

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

These condensed combined and consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

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

Note 3 - Capital Transactions

On July 7, 1998, the Board of Directors authorized the Company to repurchase up to 436,000 shares of its common stock on the open market or in privately negotiated transactions. During the three months ended September 30, 1998, the Company repurchased 434,600 shares.

Note 4 - Sale and Securitization of Notes Receivable

In March 1998, the Company sold $37.4 million of Notes Receivable to a wholly-owned special purpose company, Trendwest Funding II, Inc. In addition, the Bank Group sold $93.0 million of Notes Receivable purchased from TW Holdings, Inc. to Trendwest Funding II, Inc. The special purpose company sold the receivables to TRI Funding II, Inc. (TRI), a special purpose entity wholly-owned by Trendwest Funding II, Inc., and TRI issued $130.4 million in two classes of senior and subordinated notes to institutional investors. The 1998-1, Class A notes were issued for $125.0 million at a fixed rate of 6.88%. The 1998-1, Class B notes were issued for $5.4 million at a fixed rate of 7.98%. The Class A notes and Class B notes were rated `A" and `BBB' by Fitch IBCA, Inc., respectively, and are secured by the Notes Receivable owned by TRI. The ratings reflect credit enhancements of a 4% over-collateralization and a 2% minimum reserve account. The notes have a stated maturity of April 15, 2009.

Note 5 - Basic and Diluted Net Income Per Common Share

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

The following illustrates the reconciliation of weighted average shares used for basic net income per share:

                                                  Three months ended                    Nine months ended
                                                    September 30,                         September 30,
                                          -----------------------------------   ----------------------------------
                                               1997                1998              1997               1998
                                          ---------------     ---------------   ----------------   ---------------

Basic
                                                                                    9,727,288
Weighted average shares - Trendwest          10,729,481          17,308,564                           17,498,086
Effect of consolidation transactions          5,193,693                 --          5,193,693               --
                                        ----------------   ---------------      ---------------    --------------

Basic and diluted weighted average
 shares outstanding                          15,923,174          17,308,564        14,920,981         17,498,086
                                          ===============     ===============   ================   ===============


Net income available to common shareholders for basic net income per share was $5,433 and $5,884 for the three months ended September 30, 1997 and 1998, and $15,213 and $16,912 for the nine months ended September 30, 1997 and 1998, respectively.

There were no dilutive securities outstanding for the periods presented resulting in basic and diluted net income per share being equal.

At September 30, 1998, there were options to purchase 491,500 shares of common stock outstanding which were antidilutive in 1998 and therefore not included in the computation of diluted net income per share.

Note 6 - Inventories

Inventories consist of Vacation Credits and construction in progress as follows:

                                                                         December 31,            September 30,
                                                                               1997                  1998
                                                                         -----------------     ------------------

          Vacation Credits                                          $           1,722                12,964
          Construction in progress                                             42,812                27,096
                                                                         -----------------     ------------------

                   Total inventories                                $          44,534                40,060
                                                                         =================     ==================


Note 7 - Allowance For Doubtful Accounts, Recourse Liability and Sales Returns

The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the year ended December 31, 1997 and the nine months ended September 30, 1998:

                                                                               1997                  1998
                                                                         -----------------     ------------------
          Balances at beginning of period                           $          11,241                15,240

          Provision for doubtful accounts, sales returns and                                         11,114
              recourse liability                                               11,755
          Notes receivable charged-off and sales returns net of
              Vacation Credits recovered                                       (7,888)               (7,069)
          Recoveries                                                              132                   159
                                                                         -----------------     ------------------
          Balances at end of period                                 $          15,240                19,444
                                                                         =================     ==================


          Allowance for doubtful accounts and sales returns         $           9,935                11,140
          Recourse liability on notes receivable sold                           5,305                 8,304
                                                                         -----------------     ------------------
                                                                    $          15,240                19,444
                                                                         =================     ==================

     Total notes receivable outstanding, including notes receivable sold, amounted to $242,286 and $290,982 at December 31, 1997 and September 30, 1998, respectively.

Note 8 - Commitments and Contingencies

(a) Purchase Commitments
The Company routinely enters into purchase agreements with various developers to acquire and build resort properties. At September 30, 1998 the Company had outstanding purchase commitments of $46.4 million related to properties under development and $7.3 million related to the purchase of land and construction of a new Corporate headquarters building.

(b) Litigation
The Company is involved in various claims and lawsuits arising from the ordinary course of business. Management believes that outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Note 9 - Related Party Transactions

On September 22, 1998 and October 13, 1998, the Company repurchased from R&R Vista $7.1 million and $3.8 million, respectively, of notes receivable at face value plus accrued interest. These notes receivable were previously sold to R&R Vista with full recourse. R&R Vista is an Oregon general partnership comprised of Richard L. Wendt, chairman of the board of JELD-WEN and Roderick C. Wendt, President of JELD-WEN and a director of the Company.

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997

The Company achieved total revenues of $53.2 million for the three months ended September 30, 1998 compared to $40.5 million for the three months ended September 30, 1997, an increase of 31.4%. The principal reason for the overall improvement was a 30.6% increase in Vacation Credit sales from $35.6 million for the three months ended September 30, 1997 to $46.5 million for the three months ended September 30, 1998. The increase in Vacation Credit sales was primarily the result of a 30.3% increase in the number of Vacation Credits sold from 27.4 million during the three months ended September 30, 1997 to 35.7 million during the three months ended September 30, 1998. The increase in Vacation Credits sold was largely attributable the addition of new off-site sales offices opened after September, 1997 in Woodland Hills, California, opened in October of 1997; Burlingame, California, opened in March, 1998; Scottsdale, Arizona, opened in May, 1998; and San Diego, California opened in June, 1998. Wolf Creek, an on-site sales office in Eden Utah, opened in June, 1998, also contributed to the increase in vacation credits sold. Revenue from Upgrade Sales increased 23.5% from $5.1 million for the three months ended September 30, 1997 to $6.3 million for the three months ended September 30, 1998 due primarily to an increase of 21.2% in the number of Vacation Credits sold as Upgrades during the three months ended September 30, 1997 compared to the three months ended September 30, 1998. The average price per Vacation Credit sold increased from $1.27 per credit for the three months ended September 30, 1997 versus $1.29 per credit for the three months ended September 30, 1998 reflecting the increased selling price of Vacation Credits of approximately 4% effective June 29, 1998. The percentage increase in the average selling price of Vacation Credits was less than the percentage increase in the selling price of Vacation Credits because of the recognition of sales made prior to the price increase.

Finance income increased 17.2% from $2.9 million for the three months ended September 30, 1997 to $3.4 million for the three months ended September 30, 1998. The increase in finance income primarily reflects the increase in carrying balances of Notes Receivable for the two periods compared. Gains on sales of Notes Receivable increased 38.5% from $1.3 million for the three months ended September 30, 1997 to $1.8 million for the three months ended September 30, 1998 due primarily to an increase in the principal balances of Notes Receivable sold of 23.7% from $11.8 million to $14.6 million for the two periods compared and lower interest rates in 1998.

Vacation Credit cost of sales increased from $9.2 million for the three months ended September 30, 1997 to $13.4 million for the three months ended September 30, 1998, an increase of 45.7%. As a percentage of Vacation Credit sales, Vacation Credit cost of sales increased from 25.8% to 28.8% of Vacation Credit sales for the two periods compared. This is primarily the result of the Clear Lake and Angels Camp resorts in California which came on line in the third quarter. Clear Lake experienced construction delays and cost overruns due to inclement weather and the Angels Camp resort had a product cost higher than the historical average. Management expects product cost as a percentage of Vacation Credit sales to remain at approximately 29.0% for the remainder of the year.

Sales and marketing costs increased 36.8% from $16.3 million for the three months ended September 30, 1997 to $22.3 million for the three months ending September 30, 1998. As a percentage of Vacation Credit sales, sales and marketing costs increased from 45.8% for the three months ended September 30, 1997 to 48.0% for the three months ended September 30, 1998. Sales and marketing costs for the three month period ended September 30, 1998, as compared to the same period last year, were impacted by three new sales offices opened late in the second quarter of this year with no new openings in the second or third quarter last year. The Scottsdale, San Diego and Wolf Creek sales offices experienced lower closing percentages, which initially occur in a new sales office less than one year old, resulting in higher marketing costs as a percentage of Vacation Credit sales. The payment of minimum compensation amounts to sales representatives during this initial period resulted in higher commission costs as a percentage of Vacation Credit sales. Effective July 6, 1998 management initiated changes to the sales commission program for new and upgrade sales and raised performance targets for additional bonuses which has resulted in an overall decrease in sales and marketing costs when expressed as a percentage of Vacation Credit sales. Management expects sales and marketing costs as a percentage of Vacation Credit sales to continue to decrease in the fourth quarter and come more in line with historical results.

General and administrative expenses increased 27.3% from $3.3 million for the three months ended September 30, 1997 to $4.2 million for the three months ended September 30, 1998. As a percentage of total revenue, general and administrative costs decreased from 8.1% for the three months ended September 30, 1997 to 7.9% for the three months ended September 30, 1998. The decrease in general and administrative expenses is due to increased economies of scale resulting from increased sales without adding additional overhead.

Provision for doubtful accounts and recourse liability increased 28.0% from $2.5 million for the three months ended September 30, 1997 to $3.2 million for the three months ended September 30, 1998. As a percentage of Vacation Credit sales, the provision remained comparable at 7.0% for the three months ended September 30, 1997 and 6.9% for the three months ended September 30, 1998.

Comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997

The Company achieved total revenues of $144.0 million for the nine months ended September 30, 1998 compared to $112.9 million for the nine months ended September 30, 1997, an increase of 27.5%. The principal reason for the overall improvement was a 28.0% increase in Vacation Credit sales from $96.4 million for the nine months ended September 30, 1997 to $123.4 million for the nine months ended September 30, 1998. The increase in Vacation Credit sales was primarily the result of a 28.6% increase in the number of Vacation Credits sold from 74.2 million during the nine months ended September 30, 1997 to 95.4 million during the nine months ended September 30, 1998. The increase in Vacation Credits sold was largely attributable to new off-site sales offices opened in Burlingame, California, in March 1998; Woodland Hills, California, opened in October 1997; and increased Upgrade sales. The maturation of the off-site sales offices in Costa Mesa, California opened in February 1997 and relocating the Vallejo, California office to Walnut Creek, California also contributed to the increase in Vacation Credit Sales. Revenue from Upgrade Sales increased 33.1% from $14.2 million for the nine months ended September 30, 1997 to $18.9 million for the nine months ended September 30, 1998 due primarily to an increase of 36.3% in the number of Vacation Credits sold as Upgrades during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1998. The average price per Vacation Credit sold remained comparable at $1.27 per credit for the two periods compared.

Finance income increased 9.1% from $8.8 million for the nine months ended September 30, 1997 compared to $9.6 million for the nine months ended September 30, 1998. The 1997 period benefited from an $.8 million recognition of the unrealized gain on residual interest in Notes Receivable sold, resulting primarily from the adoption of Statement of Financial Accounting Standards Number 125 (SFAS 125). Absent this benefit, the increase in finance income reflects the increase in carrying balances of Notes Receivable for the two periods compared. Gains on sales of Notes Receivable increased 59.1% from $4.4 million for the nine months ended September 30, 1997 to $7.0 million for the nine months ended September 30, 1998 due to notes receivable sold, which qualified for sales recognition, increasing from $38.9 million to $66.5 million, an increase of 71.0% for the two periods compared. The percentage increase in gains on sales of notes receivable is less than the percentage increase in notes receivable sold because of a reduction to gains on sales of note receivable of $.7 million from upfront fees relating to the March 1998 asset backed securitization. The asset backed securitization resulted in recording gains on $33.6 million of Notes Receivable sold and reduced the Company's interest rate risk in the future, if interest rates were to increase, on $130.4 million of notes receivable sold.

Vacation Credit cost of sales increased from $25.4 million for the nine months ended September 30, 1997 to $34.1 million for the nine months ended September 30, 1998, an increase of 34.3%, primarily reflecting the increase in sales of Vacation Credits. As a percentage of Vacation Credit sales, Vacation Credit cost of sales increased from 26.3% of Vacation Credit sales for the nine months ended September 30, 1997 to 27.6% of Vacation Credit sales for the nine months ended September 30, 1998. Management expects product cost as a percentage of Vacation Credit sales to remain at approximately 29.0% for the remainder of the year. This is primarily the result of the Clear Lake and Angels Camp resorts in California which came on line in the third quarter. Clear lake experienced construction delays and cost overruns due to inclement weather and the Angels Camp resort had a product cost higher than the historical average.

Sales and marketing costs increased 36.2% from $44.8 million for the nine months ended September 30, 1997 to $61.0 million in the nine months of 1998. As a percentage of Vacation Credit sales, sales and marketing costs increased from 46.5% for the nine months ended September 30, 1997 to 49.4% for the nine months ended September 30, 1998. This increase reflects start-up costs and delays incurred during the second quarter associated with opening the Scottsdale, Arizona; Wolf Creek, Utah; and San Diego, California sales offices. These offices also experienced lower closing percentages, which initially occur in a new sales office less than one year old, resulting in higher marketing costs as a percentage of Vacation Credit sales. Also, the payment of minimum compensation amounts during this initial period to sales representatives contributed to higher commission costs as a percentage of Vacation Credit sales. In addition, training costs associated with new sales and office personnel in the Southwest and Mountain Region also contributed to higher sales and marketing costs for the nine months ended September 30, 1998. Effective January 1, 1998, the Company increased commissions on new sales and raised performance targets for additional bonuses. During the first six months of 1998, the sales force met these new performance targets resulting in net increased commission costs. Effective July 6, 1998, management made changes to these performance targets as well as other aspects of the overall commission program. During the last three months of the nine months ended September 30, 1998, commissions as a percentage of Vacation Credit sales have been decreasing and reflected the changes made and the increase in the selling price of Vacation Credits. Management expects sales and marketing costs as a percentage of Vacation Credit sales to decrease and come more in line with historical results for the remainder of the year as a result of the aforementioned changes to commissions, the effect of increased sales at new sales offices, and the increase in the selling price of Vacation Credits.

General and administrative expenses increased 28.1% from $9.6 million for the nine months ended September 30, 1997 to $12.3 million for the nine months ended September 30, 1998. As a percentage of total revenue, general and administrative costs were comparable at 8.5% of total revenue for the two periods compared.

Provision for doubtful accounts and recourse liability increased 26.9% from $6.7 million for the nine months ended September 30, 1997 to $8.5 million for the nine months ended September 30, 1998. As a percentage of Vacation Credit sales, the provision remained comparable at 7.0% and 6.9% for the nine months ended September 30, 1997 and 1998, respectively.

The Company maintains an allowance for doubtful accounts for the Notes Receivable owned by the Company and an allowance for recourse liability for the Notes Receivable that have been sold by the Company. The aggregate amount of these allowances at December 31, 1997 and September 30, 1998 were $15.2 million, and $19.4 million, respectively, representing approximately 6.3% and 6.7%, respectively, of the total portfolio of Notes Receivable at those dates, including the Notes Receivable that had been sold by the Company. No assurance can be given that these allowances will be adequate, and if the amount of the Notes Receivable that are ultimately written off materially exceed the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Note Receivable origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends. The Company also utilizes experience factors of more mature sales sites in establishing the reserve for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the credits associated with such charge-offs to inventory. At December 31, 1997, 1.9% of the Company's total receivables portfolio of $242.3 million were more than 60 days past due compared to 1.8% of the $291.0 million of receivables at September 30, 1998.

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

During the nine months ended September 30, 1997 and 1998, cash used in operating activities was $36.2 million and $14.0 million, respectively. Cash generated from operating activities increased principally due to the increased sales of Notes Receivable. For the first nine months of 1997, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $94.3 million to finance the purchase of Vacation Credits by Owners and an increase in inventory of $7.4 million due to additional construction in progress to meet increasing sales demand. Cash provided by operating activities resulted primarily from sales and repayments of Notes Receivable of $42.8 million and net income of $15.2 million. For the nine months ended September 30, 1998, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $126.1 million to finance the purchase of Vacation Credits by Owners. Cash provided by operating activities resulted primarily from the sale and repayment of Notes Receivable of $95.5 million and net income of $16.9 million.

Net cash used in investing activities for the nine months ended September 30, 1997 and 1998 was $1.1 and $6.2 million, respectively. Cash used in the acquisition of property and equipment was primarily used to acquire furniture and fixtures, data processing equipment, and construction of a new corporate office building required to meet the growth of the Company.

Net cash provided by financing activities for the nine months ended September 30, 1997 and 1998, was $38.8 million and $21.1 million, respectively. For the nine months ended September 30, 1997, cash provided by financing activities resulted primarily from $51.9 million in proceeds, net of expenses, from the Company's August 15, 1997 public offering of 3,176,250 shares of common stock. Additionally, cash was provided by the issuance of notes payable of $16.8 million in conjunction with the sale of Notes Receivable from TW Holdings which was treated as a secured borrowing as the transaction did not meet the sales recognition criteria of SFAS 125. The note payable was extinguished in a non-cash transaction by transferring notes receivable to the note holder. For the nine months ended September 30, 1998, cash used in financing activities was principally the result of repurchasing 434,600 shares of common stock. Cash provided was principally the result of outstanding borrowings of $30.0 million on the Company's $30.0 million revolving credit facility.

Financing of Notes Receivable has been accomplished by use of a $98.0 million Receivable Transfer Agreement from the Bank Group through TW Holdings. As of September 30, 1998, Notes Receivable totaling $27.0 million had been transferred to the Bank Group. The agreement with the Bank Group is subject to annual renewal each year and was last renewed on June 18, 1998 at a required yield to the bank group of LIBOR plus 112.5 basis points. In the future, the Company may hypothecate its Notes Receivable.

The Company has a $10 million open line of credit with the Parent which bears interest at prime plus 1% (currently 9.5%) per annum. The line of credit is payable on demand. As of September 30, 1998, there was not any outstanding indebtedness to the Parent. The Company may advance excess funds to the Parent at prime rate minus 2% (currently 6.5%) per annum. At September 30, 1998 there was a $2.0 million Receivable from Parent.

The Company has a Credit Agreement with a group of banks to provide the Company with a three-year unsecured revolving credit facility for $30 million. The credit agreement provides for borrowings at the reference rate as announced by Bank of America, National Trust & Savings Association or at LIBOR plus 100 basis points. The Credit Agreement provides for a commitment fee to the banks of 30 basis points per annum on the total unused amount of the commitment. Availability under the line of credit is subject to a borrowing base which is a percentage of unencumbered Notes Receivable and inventory, including property under development. Under the terms of the Credit Agreement, the Company is required to maintain certain interest coverage ratios and capitalization ratios. The Credit Agreement also imposes limitations on certain liens and carrying amounts of inventory and matures on February 12, 2001. The Company plans to use this facility to meet short-term working capital needs. Outstanding borrowings under this credit facility at September 30, 1998 were $30.0 million and were primarily the result of repurchasing common stock, payments on the new corporate headquarters, and higher notes receivable balances arising from increased vacation credit sales.

In March 1998, the Company sold $37.4 million of Notes Receivable to a wholly-owned special purpose company, Trendwest Funding II, Inc. In addition, the Bank Group sold $93.0 million of Notes Receivable purchased from TW Holdings, Inc. to Trendwest Funding II, Inc. The special purpose company sold the receivable to TRI Funding II, Inc. (TRI), a special purpose entity wholly-owned by Trendwest Funding II, Inc., and TRI issued $130.4 million in two classes of senior and subordinated notes to institutional investors. The 1998-1, Class A notes were issued for $125.0 million at a fixed rate of 6.88%. The 1998-1, Class B notes were issued for $5.4 million at a fixed rate of 7.98%. The Class A notes and Class B notes were rated `A' and `BBB' by Fitch IBCA, Inc., respectively, and are secured by the Notes Receivable owned by TRI. The ratings reflect credit enhancements of a 4% over-collateralization and a 2% minimum reserve account. The notes have a stated maturity of April 15, 2009.

Through the end of 1999, the Company anticipates spending approximately $76 million for acquisitions and development of new resort properties and for expansion and development activities. The Company plans to fund these expenditures with cash generated from operations, including further sales and securitizations of Notes Receivable. The Company believes that, with respect to its current operations, cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 1999.

WorldMark maintains a replacement reserve for the WorldMark Resorts which is funded from the annual assessments of the Owners. At September 30, 1998, the amount of such reserve was approximately $7.5 million. The replacement reserve is utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in WorldMark Resorts in which all units are owned by WorldMark. The Company may advance funds to WorldMark from time to time.


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

                                YEAR 2000 STATUS

The Company is addressing the Year 2000 issue with a corporate wide initiative led by the Director of Information Systems and involving the Vice President of Administration and the Chief Operating Officer. The initiative includes the identification of affected software, the development of a plan for correcting the software in the most effective manner, the implementation of that plan and the monitoring of that implementation. The program also includes communications with the company's significant suppliers to determine the extent to which the company's systems are vulnerable to any failures by them to address the Year
2000 issue. In most instances, the company will renovate existing code applications, replace older software with new programs and systems, which will significantly upgrade the existing software as well as appropriately interpret the calendar Year 2000 and beyond. Although the timing of these replacements is influenced by the Year 2000 issue, in most instances they will involve capital expenditures that would have occurred in the normal course of business.

The Company has analyzed each line of code within the specific applications and has determined how any Year 2000 issues will be addressed. Code revisions have been completed, tested and released to the live Reservations application on September 10, 1998, one month ahead of schedule. All other critical applications are currently scheduled for completion of remediation by April 1, 1999 and non-critical applications are scheduled for completion by October 1, 1999. The Company is currently on track with its implementation schedule and is in the process of developing a contingency plan in case the remediation is not completed.

The Company is also monitoring the Year 2000 compliance program of Sage Systems, Inc. (Sage), the Servicer of the Company's Notes Receivable portfolio. Sage has represented that its Year 2000 remediation is complete. The Company currently is reviewing each line of Sage's code to verify their Year 2000 compliance.

The Company has incurred approximately $.5 million to date to modify or replace software in order to remediate the Year 2000 issue and anticipates future expenditures of approximately $.5 million. In the worst case, if the remediation is not completed in time, management will employ additional personnel and use PC based applications to maintain critical functions.

Based on its current assessments and remediation plans, the Company does not expect that it will suffer any material disruption of its business as a result of the Year 2000 issue. If the Company's remediations were to fail, it would implement its contingency plan. In such an event, it is likely that there would be temporary disruption of customer service and customer inconvenience and additional costs from the implementation of the contingency plan. It is not possible to quantify those costs at the present time. Although the company believes its contingency plan, when completed, will satisfactorily address these issues. There can be no assurance that the Company's contingency plan will function as anticipated or that the results of operations of the Company will not be adversely affected.

Statements herein contain forward looking information concerning the Company's future prospects and other forecasts and statements of expectations. Actual results may differ materially from those expressed in the forward looking statements made by the Company due to, among other things, the Company's ability to develop or acquire additional resort properties, find acceptable debt or equity capital to fund such development, achieve planned sales levels, as well as other risk factors described in the Company's SEC reports and filings.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings Incorporated by reference. See Note 8 of "Notes to Condensed Combined and Consolidated Financial Statements."

Item 2 - Changes in Securities and Use of Proceeds
                  None

Item 3 - Defaults Upon Senior Securities
                  None

Item 4 - Submission of Matter to a Vote of Security Holders
                  None

Item 5 - Other Information
                  None

Item 6 -  Exhibits  and  Reports  on Form  8-K

(a)  Exhibits

     2.1    Restated Articles  of  Incorporation  (1)
     2.2    Restated  Bylaws  (1)
     11     Statement  re: Computation  of Earnings per share.
            Incorporated by reference. See Note 5 of "Notes to Condensed and Combined and Consolidated Financial Statements."
     10.38 Purchase Agreement among Registrant, Roderick C. Wendt, and Richard L. Wendt, dated September 22, 1998.

     27    Financial Data Schedule

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26861).

(b)   Reports on Form 8-K
          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TRENDWEST RESORTS, INC.




Date: November 13, 1998               /s/ WILLIAM F. PEARE
      ----------------------------    -----------------------------------------
                                       William F. Peare
                                       President, Chief Executive Officer and
                                       Director (Principal Executive Officer)


Date: November 13, 1998                /s/ GARY A. FLORENCE
      -----------------------------   ------------------------------------------
                                      Gary A. Florence
                                      Vice President, Chief Financial Officer
                                      and Treasurer
                                      (Principal Financial Officer)