Form 10-K
period 1998-12-31
TRENDWEST RESORTS INC
filed 1999-03-19
CIK 1021252

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 333-26861

                            TRENDWEST RESORTS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                    OREGON                                       93-1004403
(STATE OR OTHER JURISDICTION OF ORGANIZATION)        (IRS EMPLOYER IDENTIFICATION NO.)

              9805 WILLOWS ROAD                                    98052
                 REDMOND, WA                                     (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (425) 990-2300
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Aggregate market price of shares held by non-affiliates at March 9, 1999 was $37,837,715.63, consisting of 2,346,525 shares.

     The number of shares of common stock outstanding on March 9, 1999 was 17,158,766 shares.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's Proxy Statement for the 1999 Annual Meeting of stockholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Trendwest Resorts, Inc. (Company) markets, sells and finances timeshare Vacation Ownership Interests and acquires, develops and manages timeshare resorts. A Vacation Ownership Interest entitles an owner to use a fully furnished vacation resort unit at any of the WorldMark resorts based on the number of Vacation Credits purchased. The Company's timeshare resorts are owned and operated through WorldMark, the Club, (WorldMark) a non-profit mutual benefit corporation organized by Trendwest in 1989 to provide an innovative, flexible vacation ownership system. The Company presently sells Vacation Ownership interests in Washington, Oregon, California, Arizona and Utah primarily through off-site sales offices.

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

     The Company sells vacation credits at twenty sales offices, thirteen of which are located off-site in metropolitan areas. The other sales offices are located on-site at seven of the WorldMark Resorts.

     In addition to the planned expansion of the network of WorldMark resorts (see table), the Company currently has several other resorts in the permitting stage and several more in the advanced planning stage. One potential development is the MountainStar project which initially would involve a 7,400 acre parcel in central Washington owned by JELD-WEN inc, (Parent or JELD-WEN). On behalf of JELD-WEN, the Company is currently pursuing the necessary regulatory approvals and has incurred costs related to the project. All costs incurred by the Company have been reimbursed by JELD-WEN.

CORPORATE BACKGROUND AND CONSOLIDATION OF FINANCE SUBSIDIARIES

     The Company commenced its timeshare business as a wholly-owned subsidiary of JELD-WEN, in 1989 with three condominium units. JELD-WEN is currently the Company's principal shareholder. JELD-WEN is a privately owned company that was founded in 1960 and is a major manufacturer of doors, windows and millwork products. Headquartered in Klamath Falls, Oregon, JELD-WEN has diversified operations located throughout the United States and in numerous foreign countries that include manufacturing, hospitality and recreation, retail, financial services and real estate.

     The Company raises capital for property acquisitions and working capital by selling or securitizing Notes Receivable through three subsidiaries (the "Finance Subsidiaries"). Prior to June 30, 1997, two of the Finance Subsidiaries were owned by JELD-WEN. Effective June 30, 1997, the Company acquired the two Finance Subsidiaries from JELD-WEN for 5,193,693 shares of the Company's Common Stock (the "Consolidation Transactions"). On August 15, 1997, the Company consummated a public offering of 3,176,250 shares of Common Stock at $18.00 per share resulting in net proceeds of $51,772,000 after deducting the related issuance costs.

     The Company has transactions with other JELD-WEN subsidiaries and related parties. See note 15 "Related Party Transactions" in the notes to the combined and consolidated financial statements included herein.

     The Company was incorporated in Oregon in 1989. The Company's principal executive offices are located at 9805 Willows Road, Redmond, Washington 98052, and its telephone number is (425) 498-2500.

WORLDMARK

     WorldMark is a California nonprofit mutual benefit corporation formed by Trendwest in 1989. WorldMark's articles of incorporation provide that the specific purpose for which it was formed is to own, operate and manage the real property conveyed to it by the Company for the benefit of the WorldMark Owners. There are approximately 67,982 Owners at December 31, 1998. Owners receive the right to use all WorldMark Resort units and the right to vote to elect WorldMark's board members and to vote with respect to certain major WorldMark matters. The number of votes that each Owner has is based on the number of Vacation Credits owned.

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

     Compared to other timeshare arrangements, the WorldMark concept provides Owners significant flexibility in planning vacations. Depending on how many Vacation Credits an Owner has purchased, the Owner may use the Vacation Credits for one or more vacations annually. The number of Vacation Credits that are required to stay one day at WorldMark's units varies, depending upon the resort location, the size of the unit, the vacation season and the day of the week. For example, a Friday or Saturday night stay at a one-bedroom unit may require 825 Vacation Credits per night off-season and 1,450 Vacation Credits per night in peak season. A midweek stay at the same one-bedroom unit would require less Vacation Credits. The range of Vacation Credits that is required to stay one day enables an Owner to receive a varying number of days at the WorldMark Resorts depending on the vacation choices made by the Owner. Under this system, Owners can select vacations according to their schedules, space needs and available Vacation Credits. Vacation Credits are reissued on an anniversary date basis and any unused Vacation Credits may be carried over for one year. An Owner may also borrow Vacation Credits from the Owner's succeeding year's allotment.

     An Owner may also purchase bonus time ("Bonus Time") from WorldMark for use when space is available. Bonus Time can only be reserved within fourteen days of use for drive-to locations and within thirty days of use for exotic locations (Mexico and Hawaii). Bonus Time gives Owners the opportunity to use available units on short notice at a reduced rate (generally from $20 to $50 per night for a two bedroom unit, mid-week in the off-season) and to obtain usage beyond their Vacation Credit allotment.

     WorldMark collects maintenance dues from Owners based on the number of Vacation Credits owned. Currently, the annual dues are $249 for the first 5,000 Vacation Credits owned, plus approximately $76 for each additional increment of 2,500 Vacation Credits owned. These dues are intended to cover WorldMark's operating costs, including condominium association dues at the WorldMark Resorts. The Company pays WorldMark the dues on all unsold Vacation Credits. Such payments totaled $1,107,000, $793,000 and $275,000 in 1998, 1997 and 1996,
respectively.

     WorldMark has a five member board of directors that manages its business and affairs. Three of the directors and principal executive officers of WorldMark are also officers of the Company. The Board must obtain the approval of a majority of the voting power of the Owners represented (excluding Trendwest) to take certain actions, including (i) incurrence of capital expenditures exceeding 5% of WorldMark's budgeted gross expenses during any fiscal year and (ii) selling property of WorldMark during any fiscal year with an aggregate fair market value in excess of 5% of WorldMark's budgeted gross expenses for such year.

                             THE WORLDMARK RESORTS

     The following table sets forth certain information as of December 31, 1998, regarding each existing WorldMark Resort, planned expansion at existing WorldMark Resorts through 2000, and planned new WorldMark Resorts through 2000:

                                                     DATE          EXISTING
                                                 CONTRIBUTED       UNITS IN     PLANNED    TOTAL UNITS
  EXISTING RESORTS           LOCATION          TO WORLDMARK(A)      SERVICE    EXPANSION   ANTICIPATED   RCI RATING(B)
---------------------  --------------------  --------------------  ---------   ---------   -----------   --------------
BRITISH COLUMBIA
  Sundance             Whistler              February 1992              25         --            25       Gold Crown
CALIFORNIA
  North Shore Estates  Bass Lake             October 1991               61         --            61       Gold Crown
  Beachcomber          Pismo Beach           April 1993                 20         --            20       R.I.D
  Palm Springs         Palm Springs          July 1995                  64         --            64       Gold Crown
  Big Bear             Big Bear Lake         April 1996                 51         19(c)         70       Gold Crown
  Clear Lake           Nice                  July 1998                  76         --            76       Gold Crown
  Angels Camp          Angels Camp           September 1998             76         36           112       (g)
HAWAII
  Valley Isle          Maui                  April 1990                 14         --            14       Gold Crown
  Kapaa Shores         Kauai                 July 1991                  49         --            49       Gold Crown
  Kona                 Hawaii                November 1997              64         --            64       Gold Crown
MEXICO
  Coral Baja           San Jose del Cabo     November 1994             136         --           136       Gold Crown
NEVADA
  Lake Tahoe           Stateline             January 1991               50         --            50       Gold Crown
  Las Vegas            Las Vegas             December 1996              42         --            42       Gold Crown
OREGON
  Eagle Crest          Redmond               September 1989             83         --            83       Gold Crown
  Gleneden Beach       Lincoln City          March 1996                 80         --            80       Gold Crown
  Running Y Ranch      Klamath Falls         February 1997              81         --            81       Gold Crown
  Schooner Landing     Newport               September 1997             13(d)      --            13       R.I.D
UTAH
  Wolf Creek           Eden                  June 1998                   9(e)      64            73       R.I.D
WASHINGTON
  Lake Chelan Shores   Chelan                August 1990                13         --            13       Gold Crown
  Surfside             Long Beach            September 1991             25         --            25       R.I.D.
  Discovery Bay        Sequim                January 1992               32         --            32       Gold Crown
  Park Village         Leavenworth           July 1992                  72         --            72       Gold Crown
  Mariner Village      Ocean Shores          June 1994                  32         --            32       Gold Crown
  Birch Bay            Blaine                January 1995              104         --           104       Gold Crown
PLANNED RESORTS                              EXPECTED COMPLETION
  Depoe Bay            Depoe Bay, OR         April 1999                 --         55(f)         55
  Marina               Monterey Bay, CA      June 1999                  --         33            33
  Vistoso              Tucson, AZ            August 1999                --        111           111
  Pinetop              Pinetop/Lakeside, AZ  June 1999                  --         61            61
  Harbor Village       Bear Lake, UT         March 1999                 --         56            56
  Fiji                 Denarau Island, Fiji  March 2000                 --         76            76
  The Canadian         Vancouver, BC         March 2000                 --         42            42
  Kihei                Maui, HI              April 2000                 --        200           200
  Oceanside            Oceanside, CA         July 2000                  --        140           140
                                                                     -----        ---         -----
                       Total                                         1,272        893         2,165
                                                                     =====        ===         =====

---------------
(a) The dates in this column indicate, for each resort, the month and year in which the first completed units at such resort were transferred to WorldMark. At certain resorts, additional units were transferred to WorldMark at later dates.

(b) Gold Crown and Resort of International Distinction ("R.I.D.") are resort ratings awarded annually by RCI. In 1998, approximately 19% of the resorts reviewed by RCI received a Gold Crown rating, the highest rating awarded by RCI, and approximately 13% of the resorts reviewed by RCI received an R.I.D. rating, the second-highest rating awarded by RCI.

(c) Construction was completed on all units at December 31, 1997. These 19 units will be transferred to WorldMark in early 1999.

(d) The Company purchased 659 weeks of time per year from Schooner's Landing and deeded the rights to this time to WorldMark. This is equivalent to 13 condominium units.

(e) The Company purchased 490 weeks of time per year from Wolf Creek and deeded the rights to this time to WorldMark. This is equivalent to 9 condominium units.

(f) The Company has an option to purchase 84 units at this resort and expects to exercise this option in April of 1999. 29 units of this resort will be sold as fractional interests and not deeded to WorldMark.

(g) This resort has not yet been rated by RCI.

SALES AND MARKETING

     The Company's sales of Vacation Credits primarily occur at thirteen off-site sales offices located in metropolitan areas in four regions. The remainder of the Company's sales of Vacation Credits occur at seven on-site sales offices.

     The Company believes the advantages of using off-site sales offices compared to sales offices located at more remote resorts include (i) access to larger numbers of potential customers, (ii) convenience for prospective customers to attend a sales presentation, (iii) access to a wider group of qualified sales personnel due to more convenient work locations, (iv) ability to open new sales offices quickly and without significant capital expenditures and
(v) lower marketing costs to attract prospective customers to visit an off-site sales office.

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

     Under the laws of each state where the Company sells Vacation Ownership Interests, each purchaser has a right to rescind the purchase of Vacation Credits for a period ranging from three to seven calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company, depending on the state. The Company's current practice is to allow all purchasers a seven day rescission period, even if state law allows a shorter period. During 1998 and 1997, the Company had a rescission rate of 16.7% and 16.5% respectively, which is consistent with the Company's historical experience.

     The Company's salespeople are trained to use a soft sales approach. The salespeople emphasize the advantages of becoming an Owner, including convenience, flexibility, ownership and affordability. The Company believes the success of its sales approach is reflected not only by the amount of sales of Vacation Credits to new Owners, but also by the amount of sales of Vacation Credits to "non-Owner" referrals. Non-Owner referrals are persons who were referred to the Company by those who attended a sales presentation but did not purchase Vacation Credits themselves.

     Trendwest offers existing Owners cash awards for referrals of new Owners. The Company maintains a staff of marketing individuals who specialize in promoting referrals by existing Owners. In addition, as part of the Company's ongoing marketing efforts, it offers existing Owners the opportunity to purchase additional Vacation Credits (Upgrade Sales) generally at a discount from the current price. Owners may purchase additional Vacation Credits in increments of 1,000. Trendwest currently employs 24 sales representatives who specialize in Upgrade Sales. Sales of Vacation Credits from the Company's owner referral program and Upgrade Sales contributed in the aggregate approximately 26.5% and 25.3% of the Company's net sales in 1998 and 1997, respectively.

CUSTOMER FINANCING

     Since an important component of the Company's sales strategy is the affordability of Vacation Credits, the Company believes that a significant portion of its sales of Vacation Credits will continue to be financed by the Company. In 1998, the average new Owner purchased approximately 6,700 Vacation Credits for a purchase price of approximately $8,477 and the Company financed approximately 88% of the aggregate purchase price of Vacation Credits sold to new Owners with an average new Note Receivable of approximately $7,694. During 1998, the aggregate amount of Notes Receivable generated in connection with the sale of Vacation Credits to new Owners was approximately $131.5 million. The Company requires a down payment of at least 10% of the purchase price and the related Notes Receivable have terms of up to seven years and interest rates of 13.9% or 14.9% per annum.

     Existing Owners purchasing additional Vacation Credits must either make a down payment of 10% of the price of the Upgrade Sale or have sufficient equity in their existing Vacation Credits to provide at least 10% of the value of all Vacation Credits, including the Upgrade. The amount of the existing receivable is cancelled and a new seven-year note secured by an interest in all Vacation Credits owned is issued.

     At December 31, 1998, an aggregate of $307.7 million of Notes Receivable were outstanding, of which approximately $106.9 million with a weighted average interest rate of 14.1% per annum had been retained by the Company. The balance of approximately $200.8 million of Notes Receivable had been sold by the Company prior to that date, although the Company retains limited recourse liability with respect to these Notes Receivable. The Company may continue to sell a substantial amount of its Notes Receivable. See "Liquidity and Capital
Resources -- Finance Subsidiaries" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Notes Receivable become delinquent when a scheduled payment is 30 days or more past due and reservation privileges are suspended when a scheduled payment is 60 days or more past due. At December 31, 1998, approximately $6.1 million of Notes Receivable, including Notes Receivable previously sold by the Company, were past due 60 days or more. The Notes Receivable are secured by a security interest in the related Vacation Credits. The Company's practice has been to continue to accrue interest on Notes Receivable until such accounts are deemed uncollectible, at which time the Company writes off such Notes Receivable and records as an expense any interest that had been accrued, reclaims the related Vacation Credits that secure such Notes Receivable and returns such Vacation Credits to inventory as available for resale.

     The Company maintains an allowance for doubtful accounts in respect of the Notes Receivable owned by the Company and an allowance for recourse liability in respect of the Notes Receivable that have been sold by the Company. The aggregate amount of these reserves at December 31, 1998 and 1997 were $20.9 million, and $15.2 million, respectively, representing approximately 6.8%, and 6.3% respectively, of the total portfolio of Notes Receivable at those dates, including the Notes Receivable that had been sold by the Company. The increase in the provision as a percentage of the total portfolio reflects sales growth in new regions with default rates higher than the Company's historical average. No assurance can be given that these allowances will be adequate, and if the amount of the Notes Receivable that is ultimately written off materially exceeds the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected.

     The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Note Receivable origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends. The Company also utilizes experience factors of more mature sales sites in establishing the allowance for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the reclaimed credits associated with such charge-offs to inventory. At December 31, 1998 and 1997, 1.97% and 1.88%, respectively, of the Company's total receivables portfolio of $307.7 million were more than 60 days past due (with reservation privileges suspended).

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

     As of December 31, 1998, WorldMark had a reserve for replacement costs of approximately $8.3 million for all depreciable assets (e.g., furniture, appliances, carpeting, roofs and decks) of the WorldMark Resorts. In those WorldMark Resorts where WorldMark owns only a small percentage of the units in a complex and belongs to an independent homeowners' association, the dues paid to such association by WorldMark are partially used to provide adequate reserves for replacement costs relating to such properties.

PARTICIPATION IN VACATION INTERVAL EXCHANGE NETWORK

     The Company believes that the sale of Vacation Credits is made more attractive by the Company's participation in the vacation interval exchange network operated by Resort Condominiums International, LLC (RCI). In a 1995 study sponsored by the Alliance for Timeshare Excellence and ARDA, the exchange opportunity was cited by purchasers of vacation intervals as the most significant factor in determining whether to purchase a vacation interval. For an annual membership fee (currently $84), Owners may participate in RCI, which allows Owners to exchange Vacation Credits for an occupancy right at a participating resort in RCI based upon availability and the payment of an additional exchange fee (currently $118 for exchanges in North America and $155 for International exchanges). The Company pays the RCI annual membership fee for the Owner's first year. An Owner may exchange Vacation Credits for an occupancy right in a resort participating in the RCI network by requesting occupancy and specifying the desired unit size and time period. RCI provides an Owner hotline with direct phone access to representatives who are knowledgeable about WorldMark and are responsible for assisting Owners with an exchange. RCI assigns a weekly exchange value for Vacation Credits. This exchange value is based upon a number of factors. If RCI is unable to meet the Owner's initial request, it suggests alternative resorts based on availability.

COMPETITION

     The Company is subject to significant competition from other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels. Some of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation intervals in resort properties. Major companies that now operate or are developing or planning to develop vacation interval resorts include Marriott, Disney, Hilton, Hyatt, Four Seasons, Inter-Continental, Westin and Promus. In addition, other publicly-traded companies in the timeshare industry, such as Sunterra, Fairfield, Silverleaf and Vistana, currently compete, or may in the future compete, with the Company. Many of these entities possess significantly greater financial, marketing and other resources than those of the Company. Management believes that industry competition will be increased by recent and potential future consolidation in the timeshare industry. See "Risk Factors -- Competition".

EMPLOYEES

     As of December 31, 1998, Trendwest had 1,064 full-time employees. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.

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

DEPENDENCE ON ACQUISITIONS OF ADDITIONAL RESORT UNITS FOR GROWTH; NEED FOR ADDITIONAL CAPITAL

     The Company purchases or develops resort units for WorldMark in exchange for the exclusive right to sell the Vacation Credits assigned to these units. When the Company purchases or develops a new resort or additional units at an existing WorldMark Resort, the Company causes the units to be conveyed directly to WorldMark free of any monetary encumbrances, and therefore must purchase its properties without any financing secured by the properties. The Company can only sell additional Vacation Credits to the extent that it acquires or develops additional resort units for WorldMark. The Company's future growth and financial success therefore will depend to a significant degree on the availability of attractive resort locations and the Company's ability to acquire and develop additional resort units on favorable terms and to obtain additional debt and equity capital to fund such acquisitions and development. There can be no assurance that the Company will be successful in this regard. As of December 31, 1998, the Company had purchase agreements and developments in progress to obtain 913 additional resort units by the end of 2000. No assurance can be given that all of such units will be acquired or completed on a timely basis or at all. There are numerous potential buyers of resort real estate competing to acquire resort properties which the Company may consider attractive resort acquisition opportunities, and many of these potential buyers are better capitalized than the Company. There can be no assurance that the Company will be able to compete against such other buyers successfully.

     Since the Company generally finances approximately 88% of the aggregate purchase price of Vacation Credits sold to new Owners, it does not generate sufficient cash from sales to provide the necessary capital to purchase additional resort units. No assurance can be given that the Company will be able to obtain debt or equity capital through the sale or securitization of its Notes Receivable, or otherwise, in order to continue to acquire additional properties or that such future financing can be obtained on terms favorable to the Company. See "Liquidity and Capital Resources -- Finance Subsidiaries".

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

FACTORS AFFECTING SALES VOLUME

     As the number of potential customers in the geographic area of a sales office who have attended a sales presentation increases, the Company may have increasing difficulty in attracting additional potential customers to a sales presentation at that office and it may become increasingly difficult for the Company to maintain current sales levels at its existing sales offices. Accordingly, the Company anticipates that a substantial portion of its future sales growth will depend on the opening of additional sales offices. No assurance can be given, however, that sales from existing or new sales offices will meet management's expectations. If the Company does not open additional sales offices or if existing or new sales offices do not perform as expected, the Company's business, results of operations and financial condition could be materially adversely affected.

GEOGRAPHIC CONCENTRATION IN THE WESTERN UNITED STATES

     The Company presently sells Vacation Credits in Washington, Oregon, California, Arizona and Utah, primarily to residents of those states and of British Columbia. The Company intends to continue to sell Vacation Credits in these five states and to increase the number of its sales offices. Since all of the Company's sales offices are in the western United States, any economic downturn in this area of the country could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the appeal of becoming an Owner may decrease if residents of the western United States and British Columbia do not continue to view the locations of WorldMark's Resorts (which are primarily located in these areas) as attractive vacation destinations.

GENERAL ECONOMIC CONDITIONS; CONCENTRATION IN TIMESHARE INDUSTRY

     Any downturn in economic conditions or significant price increases or adverse events related to the travel and tourism industry, such as the cost and availability of fuel, could depress discretionary consumer spending and have a material adverse effect on the Company's business, results of operations and financial condition. Any such economic conditions, including recession, may also adversely affect the future availability of attractive financing rates for the Company or its customers and may materially impact the Company's business. Furthermore, adverse changes in general economic conditions may adversely affect the collectibility of the Notes Receivable. Because the Company's operations are conducted solely within the timeshare industry, any adverse changes affecting the timeshare industry could have a material adverse effect on the Company's business, results of operations and financial condition.

RISKS ASSOCIATED WITH CUSTOMER FINANCING

     The Company obtains a security interest in the purchased Vacation Credits and it does not verify a prospective Owner's credit history. At December 31, 1998, an aggregate of $307.7 million of Notes Receivable were outstanding, of which approximately $106.9 million had been retained by the Company. The remaining balance of approximately $200.8 million of Notes Receivable had been sold by the Company prior to that date, although the Company retained limited recourse liability with respect to these Notes Receivable.

     Notes Receivable become delinquent when a scheduled payment is 30 days or more past due and reservation privileges are suspended when a scheduled payment is 60 days or more past due. At December 31, 1998, approximately $6.1 million of Notes Receivable previously sold by the Company were 60 days past due or more. The Notes Receivable are secured by a security interest in the related Vacation Credits. The Company's practice has been to continue to accrue interest on Notes Receivable until such accounts are deemed uncollectible, at which time the Company writes off such Notes Receivable and records an expense for any interest that had been accrued, reclaims the related Vacation Credits that secure such Notes Receivable and returns such Vacation Credits to inventory available for resale. However, the associated marketing costs and sales commissions are not recovered by the Company and these expenses must be incurred again to resell the Vacation Credits.

     The Company maintains an allowance for doubtful accounts in respect of the Notes Receivable owned by the Company and an allowance for recourse liability in respect of the Notes Receivable that have been sold by the Company. These allowances are estimates and if the amount of the Notes Receivable that is ultimately uncollectible materially exceeds the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected. See "Business -- Customer Financing."

INTEREST RATE RISK

     The Company generally provides financing for a significant portion of the aggregate purchase price of Vacation Credits sold at a fixed interest rate. In order to provide liquidity, the Company through the Finance Subsidiaries, sells or securitizes its Notes Receivable. Although a significant portion of the existing financing of the Notes Receivable through the Finance Subsidiaries is at a fixed rate or at a variable rate with a cap on the maximum rate, if interest rates were to increase significantly, the Company's future cost of funds would also likely increase significantly. The Company has the ability to respond to rising interest rates by increasing the interest rate offered to finance Vacation Credit purchases. However, such an increase could have a material adverse effect on sales of Vacation Credits or on the percentage of Owners who finance their Vacation Credit purchases through the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Customer Financing" and "Liquidity and Capital Resources -- Finance Subsidiaries."

     The Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate caps and forward swap agreements used to hedge interest rate risk in securitization transactions. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

COMPETITION

     The Company is subject to significant competition from other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels. Some of the world's most recognized lodging, hospitality and entertainment companies have begun to develop and sell vacation intervals in resort properties. Major companies that now operate or are developing or planning to develop vacation interval resorts include Marriott International, Inc., The Walt Disney Company, Hilton Hotels Corporation, Hyatt Corporation, Four Seasons Hotels and & Resorts, Inc., Inter-Continental Hotels and Resorts, Inc., Westin Hotels & Resorts and Promus Hotels, Inc. In addition, other publicly-traded companies in the timeshare industry, such as Sunterra Corp., Fairfield Communities, Inc., Silverleaf Resorts, Inc., and Vistana, Inc., currently compete or may in the future compete with the Company. Many of these entities possess significantly greater financial, marketing and other resources than those of the Company. Management believes that industry competition will be increased by recent and potential future consolidation in the timeshare industry.

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

     State and Provincial Regulations. Most U.S. states and Canadian provinces have adopted specific laws and regulations regarding the sale of vacation interval ownership programs. Washington, Oregon, California, Arizona, Utah, Hawaii and British Columbia require the company to register WorldMark Resorts, the Company's vacation program and the number of Vacation Credits available for sale in such state or province with a designated state or provincial authority. The Company must amend its registration if it desires to increase the number of Vacation Credits registered for sale in that state or province. Either the Company or the state or provincial authority assembles a detailed offering statement describing the Company and all material aspects of the project and sale of Vacation Credits. The company is required to deliver the offering statement to all new purchasers of Vacation Credits, together with certain additional information concerning the terms of the purchase. Hawaii imposes particularly stringent and broad regulation requirements for the sale of interests in interval ownership programs that have resort units located in Hawaii. The Company has incurred substantial expenditures over an extended period of time in the registration process in Hawaii and still has not completed this process. Hawaii has allowed the use of WorldMark units in Hawaii, provided that the company continues in good faith to pursue registration in Hawaii. Laws in each state where the Company sells Vacation Credits grant the purchaser from three to seven calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company. Most states have other laws which regulate the Company's activities, such as real estate licensure laws, laws relating to the use of public accommodations, and facilities by disabled persons, sellers of travel licensure laws, anti-fraud laws, advertising laws and labor laws.

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

NATURAL DISASTERS; UNINSURED LOSS

     WorldMark maintains property insurance and liability insurance for the units at the WorldMark Resorts, with certain policy specifications, insured limits and deductibles. Certain types of losses, such as losses arising from earthquakes, floods or acts of war, are generally excluded from WorldMark's insurance coverage. Should an uninsured loss or loss in excess of insured limits occur, WorldMark has the option to either (i) remove such units from the Vacation Credit system, which would result in a proportional dilution of vacation time available for the Vacation Credits which have been sold, or (ii) pay the related costs of replacement. Although WorldMark's board of directors may impose a limited amount of special assessments to pay for capital improvements or major repairs, there can be no assurance that WorldMark would be able to increase assessments to provide sufficient funds to pay for all possible capital improvements and major repairs of the units at the WorldMark Resorts. In such event, the Company may need to advance funds to WorldMark in order to maintain the quality of the WorldMark Resorts or WorldMark may be required to defer certain improvements or repairs. In addition, the Company may advance funds to WorldMark if WorldMark does not have sufficient funds to pay its obligations in a timely manner. See "Business -- Insurance; Legal Proceedings."

ITEM 2. PROPERTIES

     The Company owns its former headquarters building in Bellevue, Washington and its new corporate headquarters in Redmond, Washington. The Company intends to sell the Bellevue building in the first half of 1999. In the ordinary course of business, the Company purchases property for development and deeds said property to WorldMark upon completion of the project. See
"Business -- WorldMark".

ITEM 3. LEGAL PROCEEDINGS

     The Company is not aware of any material legal proceedings pending against it. The Company may be subject to claims and legal proceedings from time to time in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     There were no matters submitted to a vote of the Company's equity holders during the fourth quarter of 1998.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's initial public offering of Common Stock was consummated on August 15, 1997 at an initial price of $18.00 per share. The Company's common stock is quoted on the Nasdaq National Market under the symbol "TWRI". The following table sets forth for the periods indicated, the high and low sales price for Common Stock, as quoted on the Nasdaq National Market:

                                                              HIGH    LOW
                                                              ----    ---
YEAR ENDED DECEMBER 31, 1997:
Third quarter (commencing August 15, 1997)..................  $20 7/8 $17 7/8
Fourth quarter..............................................   29 1/2  18 1/2
YEAR ENDED DECEMBER 31, 1998:
First quarter...............................................   23 3/8  18
Second quarter..............................................   19 3/4  12 1/8
Third quarter...............................................   14       7 3/4
Fourth quarter..............................................   15 3/8   4 7/8

     On February 23, 1999, there were approximately 48 holders of record of the Company's common stock and approximately 1,330 beneficial shareholders.

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

ITEM 6. SELECTED FINANCIAL DATA

     The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" are derived from the audited financial statements of Trendwest Resorts, Inc. and subsidiaries. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined and consolidated financial statements for the Company and the notes thereto which are contained elsewhere herein. The information presented below under the captions "Operating Data" and "Selected Quarterly Financial Data" is unaudited.

                                                                  YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------
                                               1998          1997          1996          1995          1994
                                            -----------   -----------   -----------   -----------   -----------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Vacation Credit sales, net..............  $   170,817   $   128,835   $   100,040   $    77,783   $    54,904
  Finance income..........................       13,790        11,989         7,143         5,368         3,736
  Gains on sales of notes receivable......       10,959         6,582         5,673         3,222         1,635
  Resort management services..............        2,328         2,032         1,501         1,579         2,805
  Other...................................        3,063         2,149         2,552         1,226           763
                                            -----------   -----------   -----------   -----------   -----------
         Total revenues...................      200,957       151,587       116,909        89,178        63,843
Costs and operating expenses:
  Vacation Credit cost of sales...........       48,059        34,569        27,400        20,484        15,070
  Resort management services..............        1,399         1,108           859         1,283         2,613
  Sales and marketing.....................       83,347        59,448        47,810        36,374        25,615
  General and administrative..............       17,180        13,449        10,904         8,391         6,588
  Provision for doubtful accounts and
    recourse liability....................       11,865         9,077         7,467         6,522         4,537
Interest..................................          353         1,739         2,445         2,380           881
                                            -----------   -----------   -----------   -----------   -----------
         Total costs and operating
           expenses.......................      162,203       119,390        96,885        75,434        55,304
                                            -----------   -----------   -----------   -----------   -----------
Income before income taxes................       38,754        32,197        20,024        13,744         8,539
  Income tax expense......................       14,723        11,588         7,348         4,979         3,214
                                            -----------   -----------   -----------   -----------   -----------
Net income................................  $    24,031   $    20,609   $    12,676   $     8,765   $     5,325
                                            ===========   ===========   ===========   ===========   ===========
Net income per share of common stock:
  Basic...................................  $      1.38   $      1.32   $      0.88   $      0.61   $      0.42
  Diluted.................................  $      1.38   $      1.32   $      0.88   $      0.61   $      0.42
Shares used in computing net income per
  share of common stock(1):
  Basic...................................   17,412,818    15,596,419    14,417,116    14,387,169    12,758,616
  Diluted.................................   17,416,691    15,596,419    14,417,116    14,387,169    12,758,616
OPERATING DATA:
Number of WorldMark Resorts (at end of
  period).................................           24            22            19            16            14
Number of units (at end of period)........        1,272           928           746           499           325
Number of Vacation Credits sold (in
  thousands)..............................      131,058        99,911        82,270        65,308        47,025
Average price per Vacation Credit sold....  $      1.28   $      1.27   $      1.24   $      1.21   $      1.18
Average cost per Vacation Credit sold.....  $      0.37   $      0.35   $      0.33   $      0.31   $      0.32
Number of Owners (at end of period).......       67,982        51,778        38,997        27,965        18,740
Average purchase price for new Owners.....  $     8,477   $     8,507   $     8,432   $     8,325   $     8,141
BALANCE SHEET DATA:
Cash, including restricted cash...........  $     2,360   $     1,289   $       802   $       516   $       375
Total assets..............................      198,498       151,750        89,330        71,289        51,143
Indebtedness(2)...........................       35,688         1,947        22,371        24,826        10,378
Shareholders' equity......................      141,262       122,125        49,744        36,753        27,456

---------------
(1) Includes the 5,193,693 shares issued to JELD-WEN in connection with the Consolidation Transactions for all periods presented.

(2) Indebtedness is comprised of notes payable to JELD-WEN and others.

SELECTED QUARTERLY FINANCIAL DATA

                                                                    1998 QUARTERS ENDED
                                                      -----------------------------------------------
                                                      MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                      --------   -------   ------------   -----------
Total revenue.......................................  $42,828    $47,993     $53,193        $56,944
Total costs and operating expenses..................   33,645     39,715      43,801         45,043
Net income..........................................    5,864      5,164       5,884          7,119
Basic and diluted net income per common share.......  $   .33    $   .29     $   .34        $   .41

                                                                    1997 QUARTERS ENDED
                                                      -----------------------------------------------
                                                      MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                                      --------   -------   ------------   -----------
Total revenue.......................................  $32,613    $39,837     $40,472        $38,665
Total costs and operating expenses..................   26,361     30,803      31,963         30,263
Net income..........................................    3,999      5,781       5,433          5,396
Basic and diluted net income per common share.......  $   .28    $   .40     $   .34        $   .31

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

     Vacation Credit sales and Upgrade Sales are recognized on the accrual basis after the Company has received an executed sales contract and a minimum 10% down payment, and the rescission period (generally three to seven days) has passed. In instances where the Company finances an Upgrade Sale and the customer does not make an additional cash down payment of at least 10% of the Upgrade Sale, the Company uses the installment method to recognize revenue. Under the installment method, gross profit on such Upgrade Sale is deferred and thereafter recognized in relation to each principal payment received. Revenue is fully recognized on the Upgrade Sale when the principal collected related to the Upgrade Sale totals 10% of the amount of the Upgrade sale. Commencing in the first quarter of 1997, the Company modified its Upgrade Sales marketing practices so as to encourage an additional cash down payment of at least 10% of the Upgrade Sale amount. In 1998, 62% of Upgrade Sales had the additional 10% cash down payment, as compared to 55% in 1997.

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

     Financing of Vacation Credits is provided to Owners by Trendwest at an interest rate of 13.9% or 14.9% per annum for a term of up to seven years. The Company routinely sells Notes Receivable to financial institutions and other investors to generate liquidity to acquire or develop new resort units and for working capital. The Company recognizes a gain on the sale of Notes Receivable at the time of sale equal to the excess of the proceeds received (cash plus residual interest in notes receivable sold) over the allocated carrying value of the Notes Receivable sold. Residual interest in Notes Receivable sold represents the present value of the estimated net future cash flows of the payment streams, resulting from the sale of Notes Receivable, and is carried at fair value with the changes in fair value included in finance income.

RESULTS OF OPERATIONS

     The following discussion of the results of operations relates to entities comprising the Company on a combined historical basis.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
AS A PERCENTAGE OF TOTAL REVENUES:
  Vacation Credit sales, net................................   85.0%    85.0%    85.5%
  Finance income............................................    6.9      7.9      6.1
  Gains on sales of notes receivable........................    5.5      4.3      4.9
  Resort management services................................    1.1      1.3      1.3
  Other.....................................................    1.5      1.5      2.2
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
                                                              =====    =====    =====
AS A PERCENTAGE OF VACATION CREDIT SALES, NET:
  Vacation Credit cost of sales.............................   28.2%    26.8%    27.4%
  Sales and marketing.......................................   48.8     46.1     47.8
  Provision for doubtful accounts and recourse liability....    7.0      7.0      7.5
AS A PERCENT OF RESORT MANAGEMENT REVENUES:
  Cost of resort management services........................   60.9%    54.5%    57.2%
AS A PERCENTAGE OF TOTAL REVENUES:
  General and administrative................................    8.6%     8.9%     9.3%
  Total costs and operating expenses........................   80.7     78.8     82.9

 Comparison of the year ended December 31, 1998 to the year ended December 31, 1997

     For the year ended December 31, 1998 the Company achieved total revenues of $201.0 million compared to $151.6 million for the year ended December 31, 1997, an increase of 32.6%. The principal reason for the overall improvement was Vacation Credit sales increasing to $170.8 million for the year ended December 31, 1998 from $128.8 million for the year ended December 31, 1997, a 32.6% increase. The increase in Vacation Credit sales was primarily the result of an increase in Vacation credits sold to 131.1 million for the year ended December 31, 1998 from 99.9 million for the year ended December 31, 1997, a 31.2% increase. The increase in Vacation Credits sold was largely attributable to opening seven new sales offices during 1998. The following table summarizes the sales offices opened during the year:

                                         ON/OFF
      LOCATION            OPENED          SITE
      --------            ------       -----------
Burlingame, CA            March, 1998  off-site
Scottsdale, AZ              May, 1998  off-site
Wolf Creek, UT             June, 1998   on-site
San Diego, CA              June, 1998  off-site
Angels Camp, CA       September, 1998   on-site
Salt Lake City, UT    September, 1998  off-site
Big Bear, CA          September, 1998   on site

     Additionally, the maturation of the Costa Mesa and Woodland Hills sales offices, opened in February and October 1997, and increased Upgrade sales also contributed to the increase in Vacation Credit sales. Revenues from Upgrade Sales increased 24.1% to $24.7 million for the year ended December 31, 1998 from $19.9 million for the year ended December 31, 1997. The number of Vacation Credits sold as Upgrades increased by approximately 28.9% in the year ended December 31, 1998 compared to the year ended December 31, 1997 due to the continued growth of resorts and effective sales efforts. The average price per Vacation Credit sold increased to $1.28 for the year ended December 31, 1998 from $1.27 for the year ended December 31, 1997, reflecting the increase in the selling price of vacation credits effective June 29, 1998. The percentage increase in the average selling price of Vacation Credits was less than the percentage increase in the selling price of Vacation Credits because of the recognition of sales made prior to the price increase.

     Finance income increased 15.0% to $13.8 million for the year ended December 31, 1998 from $12.0 million for the year ended December 31, 1997, due to increased carrying balances of Notes Receivable. Gains on sales of Notes Receivable increased 66.7% to $11.0 million for the year ended December 31, 1998 from $6.6 million for the year ended December 31, 1997. This is due to increased sales of Notes Receivable in the fourth quarter of 1998 to generate cash and the asset backed securitization consummated during the first quarter of 1998. The securitization in the first quarter of 1998 resulted in recording gains of $3.1 million for Notes Receivable sold and reduced the Company's interest rate risk in the future, if interest rates were to increase, on $130.4 million of sold notes receivable.

     Vacation Credit cost of sales increased to $48.1 million for the year ended December 31, 1998 from $34.6 million for the year ended December 31, 1997, an increase of 39.0%. As a percentage of Vacation Credit sales, Vacation Credit cost of sales increased to 28.2% for the year ended December 31, 1998 from 26.8% for the year ended December 31, 1997. This increase is the result of the Clear Lake and Angels Camp resorts in California which came on line in the third quarter. Clear Lake experienced construction delays and cost overruns due to inclement weather and the Angels Camp resort had a product cost higher than the historical average. In addition, higher carrying balances of inventory resulted in increased developer dues expense paid to WorldMark, the Club.

     Sales and marketing costs increased 40.2% to $83.3 million for the year ended December 31, 1998 from $59.4 million in the year ended December 31, 1997. As a percentage of Vacation Credit sales, sales and marketing costs increased to 48.8% for the year ended December 31, 1998 from 46.1% for the year ended December 31, 1997. Sales and marketing costs for the year ended December 31, 1998, as compared to the same period last year, were impacted by four new off site and three on site sales offices opened during the year as compared to two off site and one on site sales office last year. The Scottsdale, San Diego, Wolf Creek and Salt Lake sales offices experienced lower closing percentages, which initially occur in a new sales office less than one year old, resulting in higher marketing costs as a percentage of Vacation Credit sales. The payment of minimum compensation amounts to sales representatives during this initial period resulted in higher commission costs as a percentage of Vacation Credit sales. Effective July 6, 1998 management initiated changes to the sales commission program for New and Upgrade Sales and raised performance targets for additional bonuses which has resulted in an overall decrease in sales and marketing costs, for the second half of the year, when expressed as a percentage of Vacation Credit sales.

     General and administrative expenses increased 28.4% to $17.2 million for the year ended December 31, 1998 from $13.4 million for the year ended December 31, 1997 primarily reflecting the increased sales growth. As a percentage of total revenues, general and administrative expenses decreased slightly to 8.6% for the year ended December 31, 1997 from 8.9% for the year ended December 31, 1997, due primarily to the higher gains on sales of notes receivable. The Company believes that general and administrative expenses as a percentage of total revenues would have increased slightly for the year ended December 31, 1998 absent the increase in gains on sales of notes receivable during the year.

     Interest expense decreased to $.3 million for 1998 from $1.7 million for 1997, a decrease of 82.4% due primarily to the reduction in the average borrowings from the Parent and proceeds from the sale of Notes Receivable in 1998. In addition, the Company capitalized interest of $704,000 and $637,000 for the year ended December 31, 1998 and 1997 respectively.

     Provision for doubtful accounts and recourse liability increased 30.8% to $11.9 million for the year ended December 31, 1998 from $9.1 million for the year ended December 31, 1997. As a percentage of Vacation Credit sales, the provision remained comparable at 7.0% for the two periods compared.

  Comparison of the year ended December 31, 1997 to the year ended December 31, 1996

     For the year ended December 31, 1997 the Company achieved total revenues of $151.6 million compared to $116.9 million for the year ended December 31, 1996, an increase of 29.7%. The principal reason for the overall improvement was a 28.8% increase in Vacation Credit sales to $128.8 million for the year ended December 31, 1997 from $100.0 million for the year ended December 31, 1996. The increase in Vacation Credit sales was primarily the result of a 21.4% increase in the number of Vacation Credits sold for the year ended December 31, 1997 of 99.9 million from 82.3 million for the year ended December 31, 1996. The increase in Vacation Credits sold was largely attributable to two new off-site sales offices in the Southern California region, Costa Mesa and Woodland Hills, opened in February and October 1997; the maturation of two offices opened in February and April of 1996; and increased Upgrade sales. Revenues from Upgrade Sales increased 60.5% to $19.9 million for the year ended December 31, 1997 from $12.4 million for the year ended December 31, 1996 due largely to the increase in number of Owners who made the necessary 10% cash down payment to allow full revenue recognition at the time of the sale. The number of Vacation Credits sold as Upgrades increased by approximately 11.4% in the year ended December 31, 1997 compared to the year ended December 31, 1996 due to the continued growth of resorts and effective sales efforts. The average price per Vacation Credit sold increased to $1.27 for the year ended December 31, 1997 from $1.24 for the year ended December 31, 1996, an increase of 2.4%, which was due primarily to a 4.5% increase in the sales price of Upgrade credits.

     Finance income increased 69.0% to $12.0 million for the year ended December 31, 1997 from $7.1 million for the year ended December 31, 1996, due to the increased carrying balances of Notes Receivable and the recognition of unrealized gain on residual interest in Notes Receivable sold of $1.0 million. Gains on sales of Notes Receivable increased 15.8% to $6.6 million for the year ended December 31, 1997 from $5.7 million for the year ended December 31, 1996 due to higher net interest spreads on the principal amount of Notes Receivable sold.

     Vacation Credit cost of sales increased to $34.6 million for the year ended December 31, 1997 from $27.4 million for the year ended December 31, 1996, an increase of 26.3% and primarily reflects the increase in sales of Vacation Credits. As a percentage of Vacation Credit sales, Vacation Credit cost of sales decreased to 26.8% for the year ended December 31, 1997 from 27.4% for the year ended December 31, 1996. The Company believes that the change in Vacation Credit cost of sales as a percentage of Vacation Credit sales would have been slightly higher for the year ended December 31, 1997 as compared with the year ended December 31, 1996 absent the increase in the percentage of Owners who made a 10% cash down payment on Upgrade Sales.

     Sales and marketing costs increased 24.3% to $59.4 million for the year ended December 31, 1997 from $47.8 million in the year ended December 31, 1996. As a percentage of Vacation Credit sales, sales and marketing costs decreased to 46.1% for the year ended December 31, 1997 from 47.8% for the year ended December 31, 1996 primarily due to a substantially higher percentage of Upgrade Sales for the year ended December 31, 1997 that were entitled to full revenue recognition at the time of sale. The Company believes that sales and marketing costs as a percentage of Vacation Credit sales would have remained relatively constant for the two years compared absent the increase in the percentage of Owners who made a 10% cash down payment on Upgrade Sales.

     General and administrative expenses increased 22.9% to $13.4 million for the year ended December 31, 1997 from $10.9 million for the year ended December 31, 1996 primarily reflecting the increased sales growth and increased administration costs due to regionalization. As a percentage of total revenues, general and administrative expenses decreased to 8.9% for the year ended December 31, 1997 from 9.3% for the year ended December 31, 1996, due primarily to the substantially higher percentage of Upgrade Sales that were entitled to full revenue recognition at the time of sale. The Company believes that general and administrative expenses as a percentage of total revenues would have remained relatively constant for the years ended December 31, 1997 and 1996 absent the increase in the percentage of Owners who made a 10% cash down payment on Upgrade Sales in 1997.

     Interest expense decreased to $1.7 million in 1997 from $2.4 million for 1996, a decrease of 29.2% due primarily to the repayment of borrowings from the Parent from net proceeds of the Offering in August 1997.

     Provision for doubtful accounts and recourse liability increased 21.3% to $9.1 million for the year ended December 31, 1997 from $7.5 million for the year ended December 31, 1996. As a percentage of Vacation

Credit sales, the provision declined to 7.0% for the year ended December 31, 1997 from 7.5% for the year ended December 31, 1996 due to the substantially higher percentage of Upgrade Sales for 1997 that were entitled to full revenue recognition at the time of sale and continued growth in the amount of Notes Receivable from Upgrade Sales which have a historically lower default rate than new sales.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash from operations from down payments on sales of Vacation Credits which are financed, cash sales of Vacation Credits, management fees, principal and interest on Notes Receivable, and proceeds from sales and borrowings collateralized by Notes Receivable. The Company also generates cash on the interest differential between the interest charged on the Notes Receivable and the interest paid on loans securitized by Notes Receivable.

     During the year ended December 31 1998, cash used in operating activities was $14.7 million. While net income was higher for the year ended December 31, 1998 as compared to the year ended December 31, 1997, cash continued to be used in operating activities due principally to the increased issuance of Notes Receivable to finance the purchase of Vacation Credits, repurchase of notes receivable sold and a decrease in accounts payable and accrued liabilities. Cash flows from operating activities resulted primarily from the sale and repayment of Notes Receivable of $138.4 million and net income of $24.0 million. Cash flow used in operating activities was principally due to an increase in Notes Receivable of $148.7 million to finance the purchase of Vacation Credits by Owners, purchases of Notes Receivable of $24.4 million, and a decrease in accounts payable and accrued liabilities and income taxes payable to parent of $8.9 million. The 1998 increase in proceeds from the sales of Notes Receivable, as compared to 1997, was due in part to treating the transfer of such receivables to the Bank Group after January 1, 1997, through June 30, 1997, as secured borrowing as TW Holdings did not meet the sales recognition criteria of Statement of Financial Accounting Standards No. 125 (SFAS 125).

     Net cash used in investing activities for the year ended December 31, 1998, was $14.2 million and primarily consisted of the construction of a new corporate headquarters of $11.1 million. The remaining expenditures consisted of furniture, fixtures and data processing equipment required to open seven sales locations to support the growth of the Company.

     Net cash provided by financing activities for the year ended December 31 1998 was $28.8 million. This consisted primarily of proceeds from net borrowings under the bank line of credit of $30.0 million. Cash used in financing activities was principally the result of repurchasing Company common stock on the open market of $4.9 million.

     The Company continually needs to acquire and develop additional resort units for WorldMark in order to provide additional vacation credits for sale by the Company and to provide a greater variety of resort location for Owners. The continued growth of the Company and increase in the owner base allows for the development of larger resorts which provides certain economies of scale to the Company and to WorldMark from an operating cost standpoint. The permitting process for larger resorts can be lengthy at times, particularly in California and necessitates the need to acquire land as much 12 to 18 months before a resort is completed. This is reflected in the Company's investment in inventory which remained comparable at $42.3 and $44.5 million for the years ended December 31, 1998 and 1997, respectively.

     At December 31, 1998, there were 33.5 million credits available for sale. With the completion of current projects in progress, the expansion of existing resorts and completion of the permitting process for Maui, the Company believes it will have an adequate supply of credits available to meet its planned growth through the early part of the year 2000. Since all vacation credits have the same use rights and the same listed selling price, the Company does not experience a buildup of inventory of less desirable resort units or interval dates which are difficult to sell.

     Since completed units at various resort properties are acquired or developed in advance and a significant portion of the purchase price of Vacation Credits is financed by the Company, the Company continually needs funds to acquire and develop property, to carry Notes Receivable contracts and to provide working capital. The

Company has historically secured additional funds through loans from the Parent and the sale of Notes Receivable through the Finance Subsidiaries. See "Risk Factors -- Dependence on Acquisitions of Additional Resort Units for Growth; Need for Additional Capital."

FINANCE SUBSIDIARIES

     TW Holdings, Inc. ("TW") was organized in 1993 to purchase Notes Receivable at face value plus accrued interest. TW transfers these Notes Receivable to a group of banks led by Bank of America NT&SA (the "Bank Group") pursuant to a receivables transfer agreement. Through TW, the Company sold eligible Notes Receivable of $64.9 million in 1998 and $57.1 million in 1997 to the Bank Group at an advance rate of 80%. The transfers are subject to recourse for defaults up to a maximum of 20% and the Company maintains an allowance for recourse liability.

     Financing of Notes Receivable has been accomplished by use of a $98.0 million purchase commitment from the Bank Group. As of December 31, 1998, total Notes Receivable of $61.0 million were outstanding and transferred to the Bank Group. The Bank Group is paid interest for the total outstanding balance of the purchase commitment at 30 day, 60 day, 90 day or 180 day LIBOR plus 112.5 basis points. TW's agreement with the Bank Group is subject to annual renewals on June 17 of each year, with the present commitment expiring on June 17, 1999. In the event of nonrenewal of the commitment, the Company would not be able to transfer additional Notes Receivable to the Bank Group.

     In April 1996, the Company sold $30.1 million of Notes receivable to a special purpose company, Trendwest Funding I, Inc. ("TFI"). In addition, the Bank Group sold $47.1 million of Notes Receivable purchased from TW to another special purpose company. The special purpose company sold the receivables to TRI Funding Company I, L.L.C. ("TFL"), a special purpose limited liability company, and TFL issued $70.0 million of 7.42% fixed senior notes, series 1996-1 to private institutional investors. The notes were rated "A" by Fitch Investors and are secured by the Notes Receivable owned by TFL. The rating reflects the credit enhancements of a 90% advance rate and a 2% minimum cash reserve account. The notes have a stated maturity of May 15, 2004.

     In March 1998, the Company sold $37.4 million of Notes Receivable to a wholly-owned special purpose company, Trendwest Funding II, Inc. In addition, the Bank Group sold $93.0 million of Notes Receivable purchased from TW Holdings, Inc. to Trendwest Funding II, Inc. The special purpose company sold the receivables to TRI Funding II, Inc. (TRI), a special purpose entity wholly-owned by Trendwest Funding II, Inc., and TRI issued $130.4 million in two classes of senior and subordinated notes to institutional investors. The 1998-1, Class A notes were issued for $125.0 million at a fixed rate of 6.88%. The 1998-1, Class B notes were issued for $5.4 million at a fixed rate of 7.98%. The Class A notes and Class B notes were rated "A" and "BBB" by Fitch IBCA, Inc., respectively, and are secured by the Notes Receivable owned by TRI. The ratings reflect credit enhancements of a 96% advance rate and a 2% minimum cash reserve account. The notes have a stated maturity of April 15, 2009.

     The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. They are not used for trading purposes.

     The Company has a $10 million open line of credit with the Parent which bears interest at prime plus 1% (8.75% at December 31, 1998) per annum and is payable on demand. As of December 31, 1998 the outstanding indebtedness to the Parent was $5.7 million.

     Through the end of 2000, the Company anticipates spending approximately $120 million for acquisitions and development of new resort properties and for expansion and development activities at the existing WorldMark Resorts. The Company plans to fund these expenditures from net proceeds of a securitization of notes receivable expected to be consummated in the second quarter of 1999, further sales or securitizations of Notes Receivable and a $30 million revolving credit facility. The Company believes that the above credit facilities, together with cash generated from financing transactions and the $10 million line of credit with Parent should be sufficient to meet the Company's working capital and capital expenditure needs for the near future. At December 31, 1998, the Company has outstanding purchase commitments of $50.1 million related to properties under development.

     In the future, the Company may negotiate additional credit facilities, financing for the new Corporate headquarters, or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, at a fixed or variable interest rate, and may be subject to such additional terms as management deems appropriate.

RECENT DEVELOPMENTS

     The Company occupied a new Corporate headquarters building in February, 1999. The facility is larger than the Company's previous facility and enables the Company to consolidate most of the existing Corporate operations at one location and will provide space to meet growth of the Company for the near future. The Company is in negotiations to sell its previous Corporate facility. The Company is also negotiating financing for the new building which is currently funded by the $30.0 million operating line of credit.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes comprehensive accounting and financial reporting standards for derivative instruments and hedging activities. This Statement is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 1999.

     The Company does not anticipate a material impact on its financial position or results of operations from the future adoption of this standard.

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

     The Company has analyzed each line of code within critical applications and has determined how any Year 2000 issues will be addressed. The Reservation system was the first system for remediation as reservations are accepted 13 months in advance. Code revisions have been completed, tested and released to the live Reservations application on September 10, 1998, one month ahead of schedule. Subsequent use of the revised Reservation system indicates it is accepting reservations in the Year 2000 as designed. Other critical applications such as Dues, Contracts, Collections and Sales are currently scheduled for completion of remediation by April 1, 1999. These applications will be put into the live environment by June 30, 1999. The Marketing system is another critical application which is currently being re-written and upgraded to improve its features and for Year 2000 compliance. The Marketing system is scheduled for implementation on June 30,

1999. As a contingency plan in the event the re-written code is not ready on June 30, 1999, the Company is remediating the old Marketing system code at the same time. Non-critical applications are scheduled for completion by October 1, 1999. The Company is currently on track with its implementation schedule and is in the process of developing a contingency plan in case the remediation is not completed.

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

     Based on its current assessments and remediation plans, the Company does not expect that it will suffer any material disruption of its business as a result of the Year 2000 issue. If the Company's remediations were to fail, it would implement its contingency plan. In such an event, it is likely that there would be temporary disruption of customer service and customer inconvenience and additional costs from the implementation of the contingency plan. It is not possible to quantify those costs at the present time. Although the Company believes its contingency plan, when completed, will satisfactorily address these issues, there can be no assurance that the Company's contingency plan will function as anticipated or that the results of operations of the Company will not be adversely affected.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate changes primarily as a result of its financing of timeshare purchases, the sale and securitization of notes receivable and borrowing under revolving lines of credit. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, the Company borrows funds, sells or securitizes Notes Receivable primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not maintain a trading account for any class of financial instrument, it does not purchase high risk derivative instruments and it is not directly subject to foreign currency exchange rate risk nor commodity price risk.

     The table below provides information as of December 31, 1998 about the Company's financial instruments that are sensitive to changes in interest rates. The table presents estimated principal cash flows and related weighted average interest rates by expected maturity dates. The actual cash flows may differ from these amounts due to prepayments, sales and defaults of notes receivable.

                                      BY EXPECTED MATURITY YEAR ENDED DECEMBER 31,
                                     -----------------------------------------------   AFTER              FAIR
                                      1999      2000      2001      2002      2003      2003    TOTAL    VALUE
                                     -------   -------   -------   -------   -------   ------   ------   ------
Cash:
  Amounts Maturing.................       9        --        --        --        --        --        9        9
  Weighted Average interest rate...      --        --        --        --        --        --
Restricted cash:
  Amounts Maturing.................   2,351        --        --        --        --        --    2,351    2,351
  Weighted Average interest rate...      --        --        --        --        --        --
Notes receivable (1):
  Amounts Maturing.................  11,137    12,474    13,821    14,978    15,523    26,604   94,538   94,538
  Weighted Average interest rate...    14.1%     14.1%     14.1%     14.1%     14.1%     14.1%
Residual interest in notes
  receivable sold:
  Fixed rate (2):
  Amounts Maturing.................   5,307     4,175     2,819     1,802       776        --   14,879   14,879
  Weighted Average interest rate...    7.07%     7.07%     7.07%     7.07%     7.07%     7.07%
Variable rate (3):
  Amounts Maturing.................   2,491     2,129     1,737     1,308     1,139        --    8,804    8,804
  Weighted Average interest rate...    7.91%     7.91%     7.91%     7.91%     7.91%     7.91%
Due to Parent:
  Amounts Maturing.................   5,688        --        --        --        --        --    5,688    5,688
  Weighted Average interest rate...    8.75%       --        --        --        --        --
Recourse liability on notes sold:
  Amounts Maturing.................   2,823     2,282     1,649     1,126       693        --    8,572    8,572
  Weighted Average interest rate...      --        --        --        --        --        --
Borrowings under bank line of
  credit:
  Amount Maturing..................  30,000        --        --        --        --        --   30,000   30,000
  Weighted Average interest rate...    6.64%       --        --        --        --        --

---------------
(1) Excludes deferred gross profit.

(2) Fixed interest rates represent the differential between the contract interest rate on Notes Receivable sold and the interest rate paid to purchasers of the Notes Receivable.

(3) Variable interest rates represent the differential between the contract interest rate on Notes Receivable sold and the required yield to the Bank Group (currently LIBOR plus 112.5 basis points).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information set forth on Index to Financial Statements appearing on page F-1 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In August 1996, the Company engaged Coopers & Lybrand LLP ("C&L") as the Company's independent accountants to report on the Company's balance sheet as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity and cash flow for each of the years in the three year period ended December 31, 1995. C&L did not render any report on the Company's financial statements and was dismissed as the Company's independent accountants on February 10, 1997. The decision to retain and subsequently to dismiss C&L was approved by the Company's Board of Directors.

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

     Upon an Upgrade Sale, any existing Note Receivable is cancelled and a new Note Receivable with a seven year term is executed for the balance of the existing Note Receivable and the financed amount of the Upgrade Sale. The Company and C&L discussed the allocation of payments on the new Note Receivable for the purpose of profit recognition on the Upgrade Sale. The Company's view, as reflected in the financial statements included herein, is that the payment due on the new Note Receivable could be bifurcated between the amount attributable to the Upgrade Sale and the amount attributable to the extended balance of the previous Note Receivable, and that the excess of the payment due under the new Note Receivable over the part of the bifurcated payment attributable to the extended balance of the previous Note Receivable could be allocated to the financed portion of the Upgrade Sale without affecting the accounting for the previous sale. Profit on the Upgrade Sale would be recognized on the installment method until allocated principal payments equal to 10% of the Upgrade Sale are received. Profit would then be recognized on the accrual method. C&L recommended that the concurrence of the Securities and Exchange Commission ("Commission") staff with this methodology be obtained prior to filing the Registration Statement in connection with the Company's IPO. C&L was prepared to accept the Company's view, provided that the Commission staff concurred. Accordingly, at the time of C&L's dismissal, with the exception of the issue of profit recognition on the new Note Receivable and the effect of the allocation of principal payments on the new Note Receivable on the recognition of profit on the previous sale, the Company does not believe that there were any unresolved disagreements with C&L on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, which, if not resolved to C&L's satisfaction, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. C&L discussed each of these issues with members of the Board of Directors of the Company and of the board of directors of the Company's parent, JELD-WEN. The Company has authorized C&L to respond fully to the inquiries of KPMG LLP (KPMG) concerning each of the disagreements.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item will be set forth under "Directors and Executive Officers" and "Proxy Statement -- Compliance with Section 16(a) Under the Securities Exchange Act of 1934" in the Company's Proxy Statement and reference is expressly made thereto for specific information incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item will be set forth under "Executive Compensation" in the Company's Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be set forth under "Proxy Statement -- Share Ownership of Directors and Executive Officers," and "Other information -- Certain Shareholders" in the Company's Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be set forth under "Proxy Statement -- Certain Relationships and Related Transactions" in the Company's Proxy Statement and reference is expressly made thereto for the specific information incorporated herein by the aforesaid reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
       3.1     Amended and Restated Articles of Incorporation of the
               Registrant, dated July 2, 1997.(1)
       3.2     Amended and Restated Bylaws of the Registrant.(1)
      10.1     Management Agreement (Fourth Amended) between the Registrant and WorldMark, the Club ("WorldMark"), dated September 30,
               1994.(1)
      10.2     Software Support and Maintenance Agreement between the
               Registrant and Sage Systems, Inc. ("Sage"), dated
                                   , 1994.(1)
      10.3     Service Agreement between the Registrant and Sage, dated
               January 1, 1996.(1)
      10.4     Software Transfer Agreement between the Registrant, Sage and
               James McBride, Sr., dated August, 1994.(1)
      10.5     Escrow Agreement between the Registrant, Club Esprit
               (predecessor to WorldMark) and Sage, dated as of October 25,
               1990.(1)
      10.6     Form of WorldMark Retail Installment Contract Vacation Owner
               Agreement.(1)
      10.7     Indenture among the Registrant, TRI Funding Company I,
               L.L.C. and LaSalle National Bank, dated as of March 1,
               1996.(1)
      10.8     Servicing Agreement among the Registrant, TRI Funding
               Company I, L.L.C., Sage and LaSalle National Bank, dated as of March 1, 1996.(1)
      10.9     Purchase and Sale Agreement among the Registrant, Trendwest
               Funding I, Inc., TWH Funding I, Inc. and TRI Funding Company
               I, L.L.C., dated March 1, 1996.(1)
     10.10     Receivables Purchase Agreement among the Registrant, TW
               Holdings, Inc. and Trendwest Funding I, Inc., dated March 1,
               1996.(1)
     10.12     Receivables Purchase Agreement between Registrant and TW
               Holdings, Inc., dated December 1, 1993.(1)
     10.13     Second Amended and Restated Eagle Crest Receivables Purchase
               Agreement dated as of June 1, 1997, by and between Eagle
               Crest, Inc. and TW Holdings(1)
     10.14     Second Amended and Restated Receivables Transfer Agreement
               dated as of June 1, 1997, by and between TW Holdings, Inc.
               as Seller, Bank of America National Trust and Savings
               Association, doing business as Seafirst Bank, and Other
               Purchasers Named Therein as Purchasers, Seafirst Bank as
               Agent, and Trendwest Resorts, Inc. as Master Servicer(1)
     10.15     Nonexclusive Limited Assignment among the Registrant, Eagle
               Crest Partners, Ltd. and WorldMark, dated September 20,
               1996.(1)
     10.16     Nonexclusive Limited Assignment among the Registrant,
               Running Y, Inc. and WorldMark dated September 20, 1996.(1)
     10.17     Purchase Agreement among the Registrant, Eagle Crest
               Partnership, Ltd., Roderick C. Wendt and Richard L. Wendt,
               dated December 30, 1992.(1)
     10.18     Purchase Agreement among the Registrant, Roderick C. Wendt and Richard L. Wendt, dated April 1, 1993.(1)
     10.19     Purchase Agreement between the Registrant and Jeld-Wen
               Foundation, dated March 13, 1992.(1)
     10.20     Purchase Agreement between the Registrant and Jeld-Wen,
               dated March 15, 1993.(1)
     10.21     Purchase Agreement between the Registrant and Jeld-Wen,
               dated September 30, 1993.(1)
     10.22     Purchase Agreement between the Registrant and Jewel W.
               Kintzinger, dated October 12, 1993.(1)

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
     10.23     Servicing Escrow Agreement between Jewel Kintzinger, the
               Registrant and Sage, dated October 12, 1993.(1)
     10.24     Articles of Incorporation of WorldMark, the Club, dated
               December 10, 1992.(1)
     10.25     Bylaws of WorldMark, dated December 2, 1994.(1)
     10.26     Form of Employment Agreement between William F. Peare and
               the Registrant.(1)
     10.27     Form of Employment Agreement between Jeffery P. Sites and
               the Registrant.(1)
     10.28     Trendwest Resorts, Inc. 1997 Employee Stock Option Plan.(1)
     10.29     Stock Purchase Agreement between Trendwest Resorts, Inc. and
               JELD-WEN, inc.(1)
     10.30     Stock Purchase Agreement between Trendwest Resorts, Inc. and
               I&I Holdings, Ltd.(1)
     10.31     Indenture among the Registrant, TRI Funding II, Inc. and
               LaSalle National Bank, dated as of March 1, 1998.(3)
     10.32     Series 1998-1 Supplement Dated as of March 1, 1998 to
               Indenture Dated as of March 1, 1998 among the Registrant,
               Trendwest Funding II, Inc. and LaSalle National Bank.(3)
     10.33     Servicing Agreement among the Registrant, TRI Funding II,
               Inc., Sage Systems, Inc. and LaSalle National Bank, dated as of March 1,1998.(3)
     10.34     Purchase and Sale Agreement between the Registrant,
               Trendwest Funding II, Inc. and TRI Funding II, Inc.(3)
     10.35     Receivables purchase agreement among the Registrant, TRI
               Funding Company I, L.L.C., TW Holdings Inc. and Trendwest
               Funding II, Inc., Dated as of March 1, 1998.(3)
     10.36     Credit Agreement among the Registrant, Bank of America
               National Trust and Savings Association as Agent, and Other
               Financial Institutions Party Hereto, Dated as of February
               12, 1998.(3)
     10.37     Amendment Number Two Dated June 18, 1998 to the Second
               Amended and Restated Receivables Transfer Agreement between the Registrant, Seafirst Bank and other purchasers, TW
               Holdings, and Bank of America Dated June 18, 1998.(3)
     10.38     Purchase Agreement among Registrant, Roderick C. Wendt, and
               Richard L. Wendt, dated September 22, 1998.(3)
     10.39     Purchase Agreement among Registrant, Roderick C. Wendt, and
               Richard L. Wendt, dated October 13, 1998.
     10.40     Amendment to Non Exclusive Limited Assignment agreement
               among Registrant and Eagle Crest, Inc. dated September 20,
               1998.
      11.1     Statement re Computation of Earnings per Share  -- See note
               1 of "Notes to Combined and Consolidated financial
               Statements."
      13.1     Annual Report to Shareholders(2)
      21.1     List of all Subsidiaries of the Registrant.(1)
      24.1     Power of Attorney from officers and directors (contained on signature page).
      27.1     Financial Data Schedule (one year)

---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26861).

(2) Incorporated by reference to the Company's Annual Report to Shareholders.

(3) Incorporated by reference to the Company's 1998 quarterly filings on Form 10-Q (File No. 333-26861).

(b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the year ending December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Trendwest Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on March 19, 1999.

                                          TRENDWEST RESORTS, INC.

                                          By:     /s/ JEFFERY P. SITES
                                            ------------------------------------
                                                      Jeffery P. Sites
                                                  Executive Vice President


                /s/ WILLIAM F. PEARE                         President, Chief Executive Officer
-----------------------------------------------------                   and Director
                  William F. Peare                             (Principal Executive Officer)

                /s/ JEFFERY P. SITES                             Executive Vice President,
-----------------------------------------------------           Chief Operating Officer and
                  Jeffery P. Sites                                        Director

                /s/ GARY A. FLORENCE                             Vice President, Treasurer
-----------------------------------------------------           and Chief Financial Officer
                  Gary A. Florence                             (Principal Financial Officer)

                 /s/ JEROL E. ANDRES                                      Director
-----------------------------------------------------
                   Jerol E. Andres

                /s/ HARRY L. DEMOREST                                     Director
-----------------------------------------------------
                  Harry L. Demorest

               /s/ MICHAEL P. HOLLERN                                     Director
-----------------------------------------------------
                 Michael P. Hollern

              /s/ DOUGLAS P. KINTZINGER                                   Director
-----------------------------------------------------
                Douglas P. Kintzinger

                 /s/ LINDA M. TUBBS                                       Director
-----------------------------------------------------
                   Linda M. Tubbs

                /s/ RODERICK C. WENDT                                     Director
-----------------------------------------------------
                  Roderick C. Wendt

                         INDEX TO FINANCIAL STATEMENTS
                    TRENDWEST RESORTS, INC. AND SUBSIDIARIES

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets.................................  F-3
Combined and Consolidated Statements of Income..............  F-4
Combined and Consolidated Statements of Shareholders'
  Equity....................................................  F-5
Combined and Consolidated Statements of Cash Flows..........  F-6
Notes to Combined and Consolidated Financial Statements.....  F-7

                          INDEPENDENT AUDITORS' REPORT

The Shareholders
Trendwest Resorts, Inc.:

     We have audited the accompanying consolidated balance sheets of Trendwest Resorts, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related combined and consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These combined and consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined and consolidated financial statements based on our audits.

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

     In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trendwest Resorts, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP

Seattle, Washington
February 9, 1999

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
Assets:
  Cash......................................................  $      9     $     70
  Restricted cash...........................................     2,351        1,219
  Notes receivable, net of allowance for doubtful accounts,
     sales returns and deferred gross profit................    93,361       73,075
  Accrued interest and other receivables....................    11,399        7,435
  Residual interest in notes receivable sold................    23,683       15,235
  Inventories...............................................    42,309       44,534
  Property and equipment, net...............................    20,343        7,057
  Deferred income taxes.....................................       702          924
  Other assets..............................................     4,341        2,201
                                                              --------     --------
          Total assets......................................  $198,498     $151,750
                                                              ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable..........................................  $  1,436     $    944
  Accrued liabilities.......................................     6,645        3,862
  Accrued construction in progress..........................     1,064       10,480
  Borrowing under bank line of credit.......................    30,000           --
  Due to Parent.............................................     5,688        1,947
  Allowance for recourse liability and deferred gross profit
     on notes receivable sold...............................    11,250        8,757
  Income taxes payable to Parent............................        --        2,755
  Income taxes payable......................................     1,153          880
                                                              --------     --------
          Total liabilities.................................    57,236       29,625
Shareholders' equity:
  Preferred stock, no par value. Authorized 10,000,000
     shares; no shares issued or outstanding................        --           --
  Common stock, no par value. Authorized 90,000,000 shares;
     issued and outstanding 17,158,766 and 17,593,366 shares
     at December 31, 1998 and 1997, respectively............    61,848       66,742
  Retained earnings.........................................    79,414       55,383
                                                              --------     --------
          Total shareholders' equity........................   141,262      122,125
Commitments and contingencies...............................
                                                              --------     --------
          Total liabilities and shareholders' equity........  $198,498     $151,750
                                                              ========     ========

 See accompanying notes to the combined and consolidated financial statements.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 COMBINED AND CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                             1998             1997             1996
                                                         -------------    -------------    -------------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Vacation Credit sales, net...........................     $170,817         $128,835         $100,040
  Finance income.......................................       13,790           11,989            7,143
  Gains on sales of notes receivable...................       10,959            6,582            5,673
  Resort management services...........................        2,328            2,032            1,501
  Other................................................        3,063            2,149            2,552
                                                         -----------      -----------      -----------
          Total revenues...............................      200,957          151,587          116,909
                                                         -----------      -----------      -----------
Costs and operating expenses:
  Vacation Credit cost of sales........................       48,059           34,569           27,400
  Resort management services...........................        1,399            1,108              859
  Sales and marketing..................................       83,347           59,448           47,810
  General and administrative...........................       17,180           13,449           10,904
  Provision for doubtful accounts and recourse
     liability.........................................       11,865            9,077            7,467
  Interest.............................................          353            1,739            2,445
                                                         -----------      -----------      -----------
          Total costs and operating expenses...........      162,203          119,390           96,885
                                                         -----------      -----------      -----------
          Income before income taxes...................       38,754           32,197           20,024
Income tax expense.....................................       14,723           11,588            7,348
                                                         -----------      -----------      -----------
          Net income...................................     $ 24,031         $ 20,609         $ 12,676
                                                         -----------      -----------      -----------
                                                         -----------      -----------      -----------
Basic net income per common share......................     $   1.38         $   1.32         $    .88
Diluted net income per common share....................     $   1.38         $   1.32         $    .88
Weighted average shares of common stock and dilutive
  potential common stock outstanding:
  Basic................................................   17,412,818       15,596,419       14,417,116
  Diluted..............................................   17,416,691       15,596,419       14,417,116

 See accompanying notes to the combined and consolidated financial statements.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

          COMBINED AND CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                              EMPLOYEE
                                         CLASS A              CLASS B          NOTES
                                       COMMON STOCK         COMMON STOCK     RECEIVABLE                  TOTAL
                                   --------------------   ----------------      FOR       RETAINED   SHAREHOLDERS'
                                     SHARES     AMOUNT    SHARES   AMOUNT      STOCK      EARNINGS      EQUITY
                                   ----------   -------   ------   -------   ----------   --------   -------------
BALANCE AT DECEMBER 31, 1995.....   9,223,623   $ 6,469     100    $ 8,500     $(314)     $22,098      $ 36,753
Issuance of Trendwest Funding
  common stock...................       1,000         1      --         --        --           --             1
Note payments....................          --        --      --         --       314           --           314
Net income.......................          --        --      --         --        --       12,676        12,676
                                   ----------   -------    ----    -------     -----      -------      --------
BALANCE AT DECEMBER 31, 1996.....   9,224,623     6,470     100      8,500        --       34,774        49,744
Consolidation transactions
  (5,193,693 shares of common
  stock issued in exchange for
  all of the outstanding shares
  of TW Holdings and Trendwest
  Funding).......................   5,192,493     8,500    (100)    (8,500)       --           --            --
Issuance of common stock, net of
  issuance costs of $5,401.......   3,176,250    51,772      --         --        --           --        51,772
Net income.......................          --        --      --         --        --       20,609        20,609
                                   ----------   -------    ----    -------     -----      -------      --------
BALANCE AT DECEMBER 31, 1997.....  17,593,366    66,742      --         --        --       55,383       122,125
Repurchase of common stock.......    (434,600)   (4,894)     --         --        --           --        (4,894)
Net income.......................          --        --      --         --        --       24,031        24,031
                                   ----------   -------    ----    -------     -----      -------      --------
BALANCE AT DECEMBER 31, 1998.....  17,158,766   $61,848      --    $    --     $  --      $79,414      $141,262
                                   ==========   =======    ====    =======     =====      =======      ========

   See accompanying notes the combined and consolidated financial statements.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

               COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              ---------   ---------   --------
                                                                   (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $  24,031   $  20,609   $ 12,676
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization...........................      1,079         681        502
    Amortization of residual interest in notes receivable
     sold...................................................      6,877       4,089      2,735
    Provision for doubtful accounts, sales returns and
     recourse liability.....................................     15,435      11,755     10,078
    Recoveries of notes receivable charged off..............        179         132         72
    Residual interest in notes receivable sold..............    (11,949)     (6,729)    (5,674)
    Unrealized gain on residual interest in notes receivable
     sold...................................................       (779)     (1,044)        --
    Change in deferred gross profit.........................     (1,301)       (684)     2,737
    Deferred income tax expense (benefit)...................        222       1,436       (422)
    Issuance of notes receivable............................   (148,720)   (112,170)   (91,593)
    Proceeds from sale of notes receivable..................    104,573      42,292     67,257
    Proceeds from repayment of notes receivable.............     33,831      28,781     21,388
    Purchase of notes receivable from related parties.......    (17,397)    (12,888)   (11,150)
    Purchase of notes receivable............................     (6,990)     (3,683)        --
    Changes in certain assets and liabilities:
      Restricted cash.......................................     (1,132)       (510)      (328)
      Inventories...........................................      2,225     (28,287)    (5,653)
      Accounts payable and accrued liabilities..............     (6,141)     10,060      1,729
      Income taxes payable to Parent........................     (2,755)        846        713
      Income taxes payable..................................        273         880         --
      Other.................................................     (6,236)     (2,044)    (1,540)
                                                              ---------   ---------   --------
    Net cash provided by (used in) operating activities.....    (14,675)    (46,478)     3,527
                                                              ---------   ---------   --------
Cash flows used in investing activities -- Purchase of
  property and equipment....................................    (14,233)     (1,696)    (1,429)
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Proceeds from notes payable...............................         --      16,803         --
  Payments on notes payable.................................         --      (1,055)    (1,487)
  Net borrowings under bank line of credit..................     30,000          --         --
  Increase (decrease) in due to Parent......................      3,741     (19,369)      (968)
  Proceeds from issuance of common stock....................         --      51,772          1
  Repurchase of common stock................................     (4,894)         --         --
  Payments on notes receivable for stock....................         --          --        314
                                                              ---------   ---------   --------
    Net cash provided by (used in) financing activities.....     28,847      48,151     (2,140)
                                                              ---------   ---------   --------
    Net decrease in cash....................................        (61)        (23)       (42)
Cash at beginning of period.................................         70          93        135
                                                              ---------   ---------   --------
Cash at end of period.......................................  $       9   $      70   $     93
                                                              =========   =========   ========

Supplemental disclosures of cash flow information -- cash paid during the period for:
  Interest...............................................................              $     864   $   1,951   $  2,579
  Income taxes...........................................................                 16,983       8,010      7,056
Supplemental schedule of noncash investing and financing activities:
  Reduction of notes payable through transfer of notes receivable........                     --      16,803         --
  Issuance of Notes Receivable in exchange for other assets sold.........                     --         489         --

   See accompanying notes to combined and consolidated financial statements.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

            NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

 (1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

  Description of Business

     Trendwest Resorts, Inc. (Trendwest), TW Holdings, Inc. (TW Holdings), Trendwest Funding I Inc. (Trendwest Funding I), and Trendwest Funding II Inc. (Trendwest Funding II) (Company) generate revenues from the sale and financing of Vacation Credits in WorldMark, The Club (WorldMark), which entitle the owner to use a fully furnished vacation resort unit based on the number of Vacation Credits purchased. Vacation Credits are created through the transfer to WorldMark of resort units developed or purchased by the Company. The Company also manages resort properties under a management agreement with WorldMark. WorldMark is a separate entity which owns the transferred properties for the benefit of Vacation Credit owners (Members or Owners).

     The Company sells Vacation Credits to individuals principally in the Western United States. Sales to new owners are typically financed by the Company after requiring a minimum 10% down payment. Sales to existing owners (Upgrades) are typically financed by the Company and require down payments to the extent that the owner's equity interest in Vacation Credits owned, including the Upgrade, is less than 10%. The resulting note balances are secured by the Vacation Credits sold.

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

     Trendwest is a majority owned subsidiary of the Parent and prior to June 30, 1997, TW Holdings and Trendwest Funding I were wholly-owned subsidiaries of the Parent. Effective June 30, 1997, the Parent transferred to Trendwest all of the outstanding common stock of TW Holdings and Trendwest Funding I in exchange for 5,193,693 shares of Trendwest common stock (Consolidation Transactions) resulting in TW Holdings and Trendwest Funding I becoming wholly-owned subsidiaries of Trendwest. The financial statements for periods beginning June 30, 1997 are presented on a consolidated basis and include the accounts of Trendwest, TW Holdings and Trendwest Funding I. Trendwest Funding II, a wholly owned subsidiary, is included in the financial statements from March 12, 1998 (inception).

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

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

     On August 15, 1997, the Company consummated the offering of 3,176,250 shares of the Company's common stock at $18 per share resulting in net proceeds of $51,772, after deducting the related issuance costs.

     On July 7, 1998, the Board of Directors authorized the Company to repurchase up to 436,000 shares of its common stock on the open market or in privately negotiated transactions. During the year ended December 31, 1998, the Company repurchased 434,600 shares.

  Basic and Diluted Net Income Per Common Share

     Basic and diluted net income per common share has been computed based on the number of shares of Trendwest common stock outstanding and assumes the 5,193,693 shares issued to the Parent in connection with the Consolidation Transactions have been outstanding for all periods presented.

     The following presents the reconciliation of weighted average shares used for basic and diluted net income per share:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1998          1997          1996
                                                 ----------    ----------    ----------
BASIC
Weighted average shares -- Trendwest...........  17,412,818    10,402,726     9,223,423
Effect of consolidation transactions...........          --     5,193,693     5,193,693
                                                 ----------    ----------    ----------
Basic weighted average shares outstanding......  17,412,818    15,596,419    14,417,116
DILUTED
Effect of dilutive securities..................       3,873            --            --
                                                 ----------    ----------    ----------
Diluted weighted average shares outstanding....  17,416,691    15,596,419    14,417,116
                                                 ==========    ==========    ==========

     Net income available to common shareholders for basic and diluted net income per share was $24,031, $20,609 and $12,676 for the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998 and 1997 there were options to purchase 491,500 and 490,000 shares of common stock outstanding, respectively, which were antidilutive and therefore not included in the computation of diluted net income per share. There were no dilutive securities outstanding for the year ended December 31, 1996 resulting in basic and diluted net income per share being equal.

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

  Allowance for Doubtful Accounts and Recourse Liability

     The Company provides for estimated losses related to uncollectible notes receivable and notes receivable sold with recourse. The provision for credit losses is charged to income in amounts sufficient to maintain the allowance and the recourse liability at levels considered adequate to cover losses resulting from liquidation of notes receivable and notes receivable sold with recourse. The allowance for doubtful accounts and recourse liability are based on the collection history of the receivables and are net of anticipated cost recoveries of the underlying Vacation Credits. Management believes that all such allowances and estimated liabilities are

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

adequate; however, such amounts are based on estimates and there is no assurance that the actual amounts incurred will not be more or less than the amount recorded.

     The Company charges off notes receivable when deemed to be uncollectible. Interest income previously accrued and unpaid is reversed. Vacation Credits recovered are recorded at the weighted average cost of credits at the time of recovery.

  Inventories

     Inventories consist of Vacation Credits and construction in progress as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Vacation Credits.........................................  $11,342    $ 1,722
Construction in progress.................................   30,967     42,812
                                                           -------    -------
          Total inventories..............................  $42,309    $44,534
                                                           =======    =======

     Vacation Credits represent the costs of unsold ownership interests in WorldMark. Resort properties are completed and ownership is transferred by the Company to WorldMark in return for the right to sell Vacation Credits based on the number of credits available for the properties. Credits available are determined using a formula based on the number of user days available as well as the relative value of each property. Vacation Credits are carried at the lower of cost, based on the moving weighted average of property cost per Vacation Credit established, or net realizable value.

     Construction in progress is valued at the lower of cost or net realizable value. Interest, taxes and other carrying costs incurred during the construction period are capitalized. The amount of interest capitalized during the years ended December 31, 1998, 1997 and 1996 amounted to $552, $637 and $343, respectively.

  Revenue Recognition

     (i) Vacation Credits

     Substantially all Vacation Credits sold by the Company generate installment notes receivable secured by an interest in the related Vacation Credits. These notes receivable are payable in monthly installments, including interest, with maturities up to seven years. Sales are included in revenues when at least a 10% down payment requirement has been met and any rescission period has expired.

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

     The Company also finances sales of Upgrades which often result in the cancellation of any existing note receivable and the issuance of a new seven-year note secured by an interest in all Vacation Credits owned. No additional down payment is required by the Company as long as the owner's equity interest in the original Vacation Credits is equal to 10% of the value of all Vacation Credits, including those from the Upgrade sale, and the customer is not delinquent in his payments on his existing note receivable. When the Company finances an Upgrade sale and the customer does not make an additional down payment of at least 10% of the Upgrade sale amount, the Company uses the installment method to recognize revenue whereby profit is recognized as a portion of each principal payment is received on the Upgrade. Revenue is fully recognized on

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

the Upgrade sale when the cash collected relating to the Upgrade sale totals 10% of the Upgrade sale. Cash collected relating to a financed Upgrade sale is measured as the sum of any additional down payment received at the time of the Upgrade sale and the principal repayment of the new note receivable which is allocable to the Upgrade sale. Principal repayments are allocated to the Upgrade sale component of the new note receivable and the pre-Upgrade sale component of the new note receivable based on the ratio of such components at the time of the Upgrade sale.

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

     The Company discounts cash flows on its notes receivable sold at a rate which it believes a purchaser would require as a rate of return. The Company develops its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers (see note 12).

     Income from the differential retained is recorded in finance income using the interest method. In addition, finance income includes interest income on notes receivable retained by the Company. Prior to January 1, 1997, the residual interest in notes receivable sold was classified as an excess servicing asset and carried at the lower of amortized cost or net realizable value. Beginning January 1, 1997, the residual interest in notes receivable sold is classified as a trading security in accordance with SFAS No. 115, Accounting for Certain Investments in Debt or Equity Securities, and is carried at market value. Also, beginning January 1, 1997, changes in the fair market value (see note 12) of the residual interest in notes receivable sold are recognized as finance income.

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

  Property and Equipment

     Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the following assets' estimated useful lives:

Building and improvements.............................  20 to 45 years
Equipment, furniture and fixtures.....................   3 to 12 years
Leasehold improvements................................   2 to  5 years

  Advertising

     Advertising costs, included in sales and marketing expenses in the accompanying combined statements of income, are expensed as incurred and amounted to $5,655, $4,204 and $4,036 for the years ended December 31, 1998, 1997 and 1996, respectively.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

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

     Subsequent to August 15, 1997, the Company files its Federal and State consolidated tax returns on a stand-alone basis.

  Stock-Based Compensation

     The Company measures its employee stock-based compensation arrangements under the provisions of Accounting Principles Board (APB) Opinion No. 25. Under APB No. 25, compensation cost is the excess, if any, of the market value of the stock at grant date over the amount an employee must pay to acquire the stock ("intrinsic value based method"). None of the Company's stock options have any intrinsic value at grant date and, accordingly, no compensation cost has been recognized for them.

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

  Effect of New Accounting Pronouncements

     The Company adopted SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, on January 1, 1997. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

     The adoption of SFAS No. 125 resulted in an increase in the carrying value of the Company's residual interest in notes receivable sold at December 31, 1996 of $755 and $111 related to the sales of notes receivable to Investors and to the limited liability company (LLC), respectively, (see note 4).

     The Company adopted SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share in the fourth quarter of 1997 and has restated all prior periods to conform to the new standard. There was no material impact on earnings per share from the adoption of this standard.

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

 (3) NOTES RECEIVABLE

     The Company provides financing to the purchasers of Vacation Credits. The notes resulting from sales of Vacation Credits bear interest at 13.9% or 14.9%, depending on the method of payment, and are written with initial terms of up to 84 months. Once a 10% down payment has been received, the Company has no obligation under the notes to refund monies or provide further services to the Owners in the event membership is terminated for nonpayment of the notes.

     Maturities of notes receivable at December 31, 1998 are as follows during the next five years and thereafter:

1999..............................................  $ 12,593
2000..............................................    14,106
2001..............................................    15,628
2002..............................................    16,936
2003..............................................    17,553
Thereafter........................................    30,084
                                                    --------
                                                    $106,900
                                                    ========

     Customers over 60 days past due on monthly payments are considered delinquent. Delinquent notes receivable represent 1.97% and 1.88% of notes receivable at December 31, 1998 and 1997, respectively.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

     The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the years ended December 31:

                                                             1998      1997      1996
                                                            -------   -------   -------
Balances at beginning of period...........................  $15,240   $11,241   $ 7,964
Provision for doubtful accounts, sales returns and
  recourse liability......................................   15,435    11,755    10,078
Notes receivable charged-off and sales returns net of
  Vacation Credits recovered..............................   (9,919)   (7,888)   (6,873)
Recoveries................................................      179       132        72
                                                            -------   -------   -------
Balances at end of period.................................  $20,935   $15,240   $11,241
                                                            =======   =======   =======
Allowance for doubtful accounts and sales returns.........  $12,363   $ 9,935   $ 5,832
Recourse liability on notes receivable sold...............    8,572     5,305     5,409
                                                            -------   -------   -------
                                                            $20,935   $15,240   $11,241
                                                            =======   =======   =======

     Total notes receivable outstanding, including notes receivable sold (see note 4), amounted to $307,740 and $242,286 at December 31, 1998 and 1997,
respectively.

 (4) SALES OF NOTES RECEIVABLE

  TW Holdings

     The Company sells through TW Holdings, an 80% interest in certain notes receivable to outside investors primarily through an agreement, as amended on June 18, 1998, expiring June 17, 1999 (Agreement) with Bank of America and other purchasers (Investors). Under the terms of the Agreement, up to $98,000 of receivables can be sold to the Investors and proceeds from the collection of sold notes receivable can be used to purchase additional notes receivable. The notes receivable have stated rates of 13.9%-14.9% and are sold at par to yield LIBOR plus 1.125% per annum to the Investors. The 20% retained interest is recorded as notes receivable whereas the residual interest in the excess cash flows of notes receivable sold is classified as residual interest in notes receivable sold and is measured at fair value.

     Total notes receivable sold and outstanding under this Agreement amounted to $61,000 and $98,000 at December 31, 1998 and 1997, respectively.

     The Investors have recourse to the Company's retained interest in notes receivable sold under certain default provisions related primarily to the delinquency status of the notes receivable sold. The Company's retained interest included in notes receivable in the accompanying balance sheets amounted to $15,250 and $24,500 at December 31, 1998 and 1997, respectively.

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

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

  Trendwest Funding I

     In 1996, the Company sold through Trendwest Funding I, certain notes receivable to a limited liability corporation (LLC) in exchange for cash, a subordinated note payable from the LLC and a residual interest in the excess cash flows of the LLC. The subordinated note payable from the LLC represents the Company's retained interest in notes receivable which provide collateral to holders of notes issued by the LLC (the LLC noteholders) and is classified as notes receivable in the accompanying balance sheet. The residual interest in the excess cash flows of the LLC is classified as residual interest in notes receivable sold and is measured at fair value.

     The LLC noteholders and the LLC outside investor have recourse to the Company's retained interest in notes receivable sold under certain default provisions related primarily to the delinquency status of the notes receivable sold. The Company's retained interest is included in notes receivable in the accompanying balance sheets, and amounted to approximately $8,146 and $14,580 at December 31, 1998 and 1997, respectively.

     The LLC is controlled and 99% owned by an independent third party who has made a substantial capital investment and has substantial risks and rewards of the assets of the LLC.

  Trendwest Funding II

     In 1998, the Company sold through Trendwest Funding II certain Notes Receivable to a special purpose entity (Entity) wholly-owned by Trendwest Funding II (TFI II) for cash, subordinated notes payable from the Entity and a residual interest in the excess cash flows of the Entity. TFI II issued two classes of senior and subordinated notes to institutional investors. The subordinated notes payable from the Entity represent the Company's retained interest in notes receivable which provides collateral to the holders of the notes issued by the Entity and is classified as notes receivable in the accompanying balance sheets. The residual interest in the excess cash flows of the Entity is classified as residual interest in notes receivable sold and is measured at fair value.

     The Company's retained interest is included in notes receivable in the accompanying balance sheets, and amounted to approximately $13,667 and $0 at December 31, 1998 and 1997, respectively.

 (5) PROPERTY AND EQUIPMENT

     Property and equipment, net, consists primarily of the Company's corporate headquarters and leased sales offices as follows at December 31:

                                                             1998       1997
                                                            -------    ------
Land......................................................  $   877    $  877
Building and improvements.................................    3,612     3,612
Equipment, furniture and fixtures.........................    5,628     3,697
Leasehold improvements....................................    1,986       814
Construction in Progress..................................   11,120        --
                                                            -------    ------
                                                             23,223     9,000
Less accumulated depreciation and amortization............    2,880     1,943
                                                            -------    ------
                                                            $20,343    $7,057
                                                            =======    ======

     Construction in progress at December 31, 1998 includes capitalized interest of $152.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

 (6) DEFERRED GROSS PROFIT

     The Company accounts for certain Upgrade sales on the installment method prior to satisfaction of minimum down payment requirements. Information for those transactions follows for the years ended December 31:

                                                          1998       1997      1996
                                                         -------    ------    -------
Gross sales value......................................  $ 6,496    $9,023    $15,618
                                                         =======    ======    =======
Gross profit deferred..................................  $ 3,043    $4,277    $ 7,328
Gross profit recognized................................    4,344     4,961      4,591
                                                         -------    ------    -------
Net gross profit deferred (recognized) during period...  $(1,301)   $ (684)   $ 2,737
                                                         =======    ======    =======

     Notes receivable is presented net of deferred gross profit in the accompanying balance sheets. Such deferred amounts aggregated $1,176 and $1,704 at December 31, 1998 and 1997, respectively.

     Deferred gross profit related to notes receivable sold is combined with allowance for recourse liability on notes receivable sold in the accompanying balance sheets. Such deferred amounts aggregated $2,678 and $3,451 at December 31, 1998 and 1997, respectively.

 (7) DEBT

  Note Payable

     The Company had a line of credit of $5,000 with FINOVA Capital Corporation which was terminated in August 1997.

  Credit Facility

     The Company has a $30,000 unsecured revolving credit agreement (Credit Agreement) with a group of banks. The credit agreement provides for borrowings at the reference rate as announced by Bank of America, NT&SA or at LIBOR plus 100 basis points and a commitment fee to the banks of 30 basis points per annum on the total unused amount of the commitment. Availability under the line of credit is subject to a borrowing base which is a percentage of unencumbered Notes Receivable and inventory, including property under development. Under the terms of the Credit Agreement, the Company is required to maintain certain interest coverage ratios and capitalization ratios and also imposes limitations on certain liens and carrying amounts of inventory. The Credit Agreement matures on February 12, 2001. Borrowings at December 31, 1998 were $30,000 at a weighted average interest rate of 6.64%.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

 (8) INCOME TAXES

     The provision for income taxes consist of the following for the years ended December 31:

                                                  1998       1997       1996
                                                 -------    -------    ------
Federal:
  Current......................................  $12,731    $ 9,173    $7,426
  Deferred.....................................      247      1,749      (450)
                                                 -------    -------    ------
                                                  12,978     10,922     6,976
                                                 -------    -------    ------
State:
  Current......................................    1,770        980       344
  Deferred.....................................      (25)      (314)       28
                                                 -------    -------    ------
                                                   1,745        666       372
                                                 -------    -------    ------
          Total................................  $14,723    $11,588    $7,348
                                                 =======    =======    ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

                                                             1998       1997
                                                            -------    ------
Deferred tax assets:
  Allowance for credit losses.............................  $ 6,492    $3,940
  Deferred gross profit...................................    1,478     1,964
  Retained interest in Notes Receivable sold..............    1,844       386
  Other...................................................      296       304
                                                            -------    ------
          Total deferred tax assets.......................   10,110     6,594
                                                            -------    ------
Deferred tax liability:
  Residual interest in Notes Receivable sold..............    8,289     4,664
  Other assets............................................      112       150
  Property and equipment..................................      418       251
  Other...................................................      589       605
                                                            -------    ------
          Total deferred tax liability....................    9,408     5,670
                                                            -------    ------
          Total deferred asset, net.......................  $   702    $  924
                                                            =======    ======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, tax previously paid, projected future taxable income, and tax planning strategies in making this assessment.

     Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deferred tax assets.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

     Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income as a result of the following for the years ended December 31:

                                                     1998     1997     1996
                                                     -----    -----    -----
Income tax at Federal statutory rate...............   35.0%    35.0%    35.0%
State tax, net of Federal benefit..................    2.9      1.3      1.2
Other..............................................     .1      (.3)      .5
                                                     -----    -----    -----
                                                      38.0%    36.0%    36.7%
                                                     =====    =====    =====

     As the Company continues to expand sales operations and development activities into new tax jurisdictions, both domestic and international, it becomes subject to new tax rules and tax authorities. Often tax law and taxation criteria require interpretation with regards to the Company's timeshare business, and while it is management's intent to investigate and comply with all applicable tax laws, no assurance can be provided that taxing authorities in such jurisdictions will agree with the Company's assessment of the appropriate filing requirements and liability determinations.

 (9) 401(K) PLANS

     Prior to August 15, 1997, the Company participated in the Parent 401(k) plan. Company contributions, which are invested in Parent common stock, were at the discretion of the Board of Directors of the Parent and totaled $1,124 and $1,686 for the period from January 1, 1997 to August 15, 1997, and the year ended December 31, 1996, respectively.

     On August 15, 1997, the Company ceased participation in the Parent 401(k) plan and sponsored a new plan (Trendwest plan) covering all Trendwest employees. Company contributions totaled $2,402 and $765 for the year ended December 31, 1998, and the period from August 15, 1997 to December 31, 1997, respectively.

(10) DERIVATIVE FINANCIAL INSTRUMENTS

  Interest Rate Cap Agreement

     In March 1995, the Company entered into an interest rate cap agreement at a cost of $92 to reduce the impact of changes in interest rates on its notes receivable sold. The interest rate cap agreement has a 30-day notional principal amount of $31,800 on which the Company receives interest payments to the extent that LIBOR exceeds an annualized rate of 10.25%.

     The interest rate cap agreement expired in April 1998.

  Forward Swap Agreement

     In October 1997, while the Company entered into two $50,000 notional amount forward interest rate swap agreements, no such agreements were in place at December 31, 1998.

     While the Company is exposed to credit losses in the event of nonperformance by the counterparties to its interest rate caps and its forward swap agreements, no such agreements were in place at December 31, 1998. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

(11) STOCK OPTION PLAN

     In 1997, the Board of Directors approved the adoption of an incentive stock option plan providing for the award of incentive stock options to employees of the Company at the discretion of the Board of Directors.

     Under the plan, on the date of grant, the exercise price of the option must be at least equal to the market value of common stock for shares issued. The plan provides for grants up to 5% of the Company's outstanding shares (857,938 at December 31, 1998).

     Stock options vest ratably over five years and expire three years after becoming fully vested.

     The following table summarizes stock option activity:

                                                           WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                                 SHARES      OPTION PRICE      REMAINING LIFE
                                                 -------   ----------------   ----------------
Options granted................................  492,000       $26.875
Expired or canceled............................    2,000        26.875
                                                 -------       -------            -------
BALANCE AT DECEMBER 31, 1997...................  490,000       $26.875          8 years
Options granted................................  122,500        12.024
Expired or canceled............................    7,500        26.875
                                                 -------       -------            -------
BALANCE AT DECEMBER 31, 1998...................  605,000       $23.867          7 years
                                                 =======       =======            =======

     There are 96,500 options exercisable at a weighted average exercise price of $26.875 at December 31, 1998.

     The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying financial statements as the options had no intrinsic value at the grant date. Had the Company determined compensation cost based on the fair value of the options at the grant date, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           1998           1997
                                                         ---------      ---------
Net income, as reported................................   $24,031        $20,609
Net income, pro forma..................................    22,748         20,377
Basic and diluted EPS, as reported.....................      1.38           1.32
Basic and diluted EPS, pro forma.......................      1.31           1.31

     The fair value of the options granted is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions used:

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           1998           1997
                                                         ---------      ---------
Annual dividend yield..................................       0.0%           0.0%
Volatility.............................................      58.2%          45.0%
Risk free interest rate................................       4.5%           6.4%
Expected life..........................................   6 years        6 years

     The weighted average grant date fair value per share of options granted during the years ended December 31, 1998 and 1997 were $6.15 and $12.94, respectively.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

(12) FAIR VALUES OF FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. The fair values of financial instruments are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments are set forth below at December 31:

                                                              1998                      1997
                                                     ----------------------    ----------------------
                                                     CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                      VALUE      FAIR VALUE     VALUE      FAIR VALUE
                                                     --------    ----------    --------    ----------
Financial assets:
  Cash......................................  (a)    $     9      $     9      $    70      $    70
  Restricted cash...........................  (a)      2,351        2,351        1,219        1,219
  Notes receivable..........................  (a)     94,537       94,537       74,779       74,779
  Residual interest in notes receivable
     sold...................................  (b)     23,683       23,683       15,235       15,235

Financial liabilities:
  Due to Parent.............................  (c)      5,688        5,688        1,947        1,947
  Borrowing under bank line of credit.......  (c)     30,000       30,000           --           --
  Recourse liability on notes sold..........  (a)      8,572        8,572        5,305        5,305

---------------
(a) The carrying value, prior to consideration of deferred gross profit in the case of notes receivable, is considered to be a reasonable estimate of fair value.

(b) Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates. The Company utilizes the following assumptions in determining the fair value of its residual interest in notes receivable sold at December 31:

                                                    1998        1997
                                                ------------    -----
Discount rate.................................     12.25%       12.25%
Annual prepayment rate........................  6.0% to 7.2%      6.0%

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

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

     The fair value of the Company's forward swap agreement was $(472) at December 31, 1997. This negative fair value represents the estimated amount the Company would have to pay at that date to cancel the contracts or transfer them to other parties.

(13) RELATED PARTY TRANSACTIONS

  Notes Receivable

     The Company, on an ongoing basis, acquires from and sells notes receivable to related parties. A summary of these transactions follows for the years ended December 31:

                                                           1998       1997      1996
                                                          -------    ------    ------
Sale of notes receivable:
  Members of the Board of Directors of the Parent (at
     face value, full recourse).........................  $   928    $  917    $3,350
  I&I Holdings, a subsidiary of the Parent (at face
     value, full recourse)..............................        7        55       232
  Parent Foundation (at face value, full recourse)......       --        --       211
Purchases of notes receivable:
  Eagle Crest Partners, Ltd., a subsidiary of the Parent
     (at face value, full recourse).....................    2,709     7,134     8,993
  Running Y Resorts, Ltd., a subsidiary of the Parent
     (at face value, full recourse).....................    2,537     3,218     2,157
  Parent foundation (at face value, full recourse)......       --     2,536        --
  I&I Holdings, a subsidiary of the Parent (at face
     value, full recourse)..............................      843        --        --
  Members of the Board of Directors of the Parent (at
     face value, full recourse).........................   11,308        --        --

     With respect to notes receivable sold to members of the Board of Directors of the Parent and I&I Holdings, the Company services such receivables without compensation.

     The outstanding balance of notes receivable sold with full recourse to related parties amounted to $0 and $13,564 at December 31, 1998 and 1997, respectively.

  WorldMark

     (i) Management Contract

     The Company manages the resort properties transferred to WorldMark under the terms of a management agreement which is subject to annual approval by the Members. Under the terms of the management agreement, the Company receives a management fee equal to the lesser of 15% of WorldMark's expenditures or the full net profit of WorldMark and is reimbursed for certain expenses. In addition, the Company is responsible for paying annual dues on Vacation Credits which it owns prior to their sale to customers and

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

reimburses WorldMark for delinquent dues on canceled memberships. A summary of these transactions for the years ended December 31 follows:

                                                    1998      1997      1996
                                                   ------    ------    ------
WorldMark:
  Management fee income..........................  $1,707    $1,488    $1,103
  Dues expense incurred by Trendwest.............   1,107       793       275
  Delinquent dues expense incurred by
     Trendwest...................................     500       389       313
  Reimbursed salaries............................   7,145     5,448     3,103
  Other reimbursed expenses......................     779       612       323

     (ii) Financial Information (Unaudited)

     A summary of financial information for WorldMark as of and for the years ended December 31, 1998 and 1997 is as follows:

                                                             1998       1997
                                                           --------   --------
Cash and investment securities...........................  $ 10,154   $  6,364
Member dues receivable...................................    12,607      8,860
Other assets.............................................     2,336      2,170
                                                           --------   --------
          Total assets...................................    25,097     17,394
                                                           --------   --------
Deferred revenue.........................................    13,647     10,080
Other liabilities........................................     3,187      2,008
          Total liabilities..............................    16,834     12,088
                                                           --------   --------
          Net assets.....................................  $  8,263   $  5,306
                                                           ========   ========
Annual member assessments................................  $ 20,978   $ 15,426
                                                           ========   ========
Excess of revenues over expenses.........................  $  2,957   $  1,994
                                                           ========   ========
Condominiums owned, at developers unamortized historical
  cost...................................................  $181,196   $128,411
                                                           ========   ========

     WorldMark maintains a reserve for replacement costs of depreciable assets. Such reserves at December 31, 1998 and 1997, were $8.3 million and $5.3 million, respectively.

  Parent and Other Related Party

     The Company has an open revolving credit line with its Parent to meet operating needs and invest excess funds. The credit line is $10 million and is payable on demand. It bears interest at the prime rate plus 1% per annum (8.75% and 9.5% at December 31, 1998 and 1997, respectively). Outstanding borrowings under this credit agreement were $5,688 and $4,702 at December 31, 1998 and 1997, respectively.

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

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

servicing to a third-party servicer, Sage. A summary of these transactions follows for the years ended December 31:

                                                    1998      1997      1996
                                                   ------    ------    ------
Parent:
  Interest income................................  $  141    $  159    $  451
  Interest expense...............................      26     1,945     2,564
  Insurance expense..............................   2,624     1,865     1,304
  Administrative service expense.................      --        --       913
  Servicing fee expense, net.....................      --       240     1,008
TRI Funding Company I, LLC:
  Servicing fee income...........................      --     1,157       925

     The Company is developing a resort in central Washington known as MountainStar in conjunction with its Parent. The Parent owns the land and the Company is acting as the developer. On behalf of its Parent, the Company has incurred costs of approximately $5,869 and $4,400 in 1998 and 1997, respectively, related to the project. All costs incurred have been reimbursed by the Parent.

     In 1998, the Company purchased 25 condominium units at a cost of $3,462 from Running Y Resorts.

(14) COMMITMENTS AND CONTINGENCIES

  Purchase Commitments

     The Company routinely enters into purchase agreements with various developers to acquire and build resort properties. At December 31, 1998, the Company has outstanding purchase commitments of $50,139 related to properties under development.

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

  Lease Commitments

     The Company has various operating lease agreements, primarily for sales offices. These obligations generally have remaining noncancelable terms of five years or less. Future minimum lease payments are as follows for the years ending December 31:

1999........................................................  3,562
2000........................................................  3,335
2001........................................................  2,711
2002........................................................  1,543
2003........................................................    439
Thereafter..................................................    279

     Rental expense amounted to $3,262, $2,018 and $1,426 for the years ended December 31, 1998, 1997 and 1996, respectively.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

(15) SEGMENT REPORTING

     The Company has two reportable segments; sales and financing. The sales segment markets and sells timeshare memberships. The finance segment is primarily responsible for servicing and collecting Notes Receivable originated in conjunction with the financing of sales of Vacation Credits. The finance segment does not include TW Holdings, Trendwest Funding I or Trendwest Funding
II. Management has chosen to evaluate the business based on sales and marketing activities as these are the primary drivers of the business.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profits or losses from sales and marketing activities on a pre-tax basis. Intersegment revenues are recorded at market rates as if the transactions occurred with third parties. Assets are not reported by segment.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

     The following tables summarize the segment activity of the Company:

                                                                                         SEGMENT
                                                            SALES     FINANCE   OTHER     TOTAL
                                                           --------   -------   ------   --------
YEAR ENDED DECEMBER 31, 1998:
External revenue.........................................  $170,817   $ 2,985   $2,329   $176,131
Interest revenue -- net..................................        --     4,132       --      4,132
Interest revenue-intersegment............................        --     2,870       --      2,870
Intersegment revenue.....................................        --       976       --        976
                                                           --------   -------   ------   --------
  Segment revenue........................................  $170,817   $10,963   $2,329   $184,109
Segment profit...........................................  $ 25,205   $ 7,651   $  929   $ 33,785

SIGNIFICANT NON-CASH ITEMS:
Provision for doubtful accounts, sales returns and
  recourse liability.....................................    15,435        --       --     15,435

YEAR ENDED DECEMBER 31, 1997:
External revenue.........................................  $128,835   $ 1,769   $2,032   $132,636
Interest revenue -- net..................................        --     3,563       --      3,563
Interest revenue-intersegment............................        --       681       --        681
Intersegment revenue.....................................        --       960       --        960
                                                           --------   -------   ------   --------
  Segment revenue........................................  $128,835   $ 6,973   $2,032   $137,840
Segment profit...........................................  $ 23,779   $ 4,412   $  924   $ 29,115

SIGNIFICANT NON-CASH ITEMS:
Provision for doubtful accounts, sales returns and
  recourse liability.....................................    11,755        --       --     11,755

YEAR ENDED DECEMBER 31, 1996:
External revenue.........................................  $100,040   $ 1,855   $1,501   $103,396
Interest revenue -- net..................................        --     2,141       --      2,141
                                                           --------   -------   ------   --------
  Segment revenue........................................  $100,040   $ 3,996   $1,501   $105,537
Segment profit...........................................  $ 16,332   $ 1,947   $  642   $ 18,921

SIGNIFICANT NON-CASH ITEMS:
Provision for doubtful accounts, sales returns and
  recourse liability.....................................    10,078        --       --     10,078

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1998, 1997 AND 1996
                         (DOLLAR AMOUNTS IN THOUSANDS)

     The following table provides a reconciliation of segment revenues, profits and assets to the consolidated amounts:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
Segment revenue.............................................  $184,109   $137,840   $105,537
Interest expense reported net of interest income............       353      1,739      2,445
Elimination of intersegment revenue.........................    (3,846)    (1,641)        --
Finance subsidiaries revenue................................    20,341     13,649      8,927
                                                              --------   --------   --------
     Consolidated revenue...................................  $200,957   $151,587   $116,909
                                                              ========   ========   ========
Segment profit..............................................  $ 33,785   $ 29,115   $ 18,921
Corporate overhead not included in segment reporting........   (11,463)    (8,699)    (7,511)
Finance subsidiaries profit.................................    16,432     11,780      8,614
                                                              --------   --------   --------
     Consolidated pre-tax income............................  $ 38,754   $ 32,196   $ 20,024
                                                              ========   ========   ========

     All of the Company's revenue from external customers is derived from sales within the United States. The Company has no long-lived assets other than financial instruments.