Form 10-Q
period 1999-03-31
TRENDWEST RESORTS INC
filed 1999-05-13
CIK 1021252

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ____________ to ______________.


Commission file number 000-22979

                             Trendwest Resorts, inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Oregon                                      93-1004403
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
         incorporation)

9805 Willows Road
Redmond, Washington                                                        98052
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


(Registrant's telephone number, including area code)          (425) 498-2500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's no-par voting common stock outstanding as of May 4, 1999: 17,147,966 shares.

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                             (dollars in thousands)


                                                                                    MARCH 31,       DECEMBER 31,
                                   ASSETS                                             1999              1998
                                                                                  ------------      ------------
Assets:
     Cash                                                                         $      1,678                 9
     Restricted cash                                                                     3,254             2,351
     Notes Receivable, net of allowance for doubtful accounts, sales
        returns and deferred gross profit                                               91,423            93,361
     Accrued interest and other receivables                                             10,976            11,399
     Residual interest in Notes Receivable sold                                         26,332            23,683
     Receivable from Parent                                                                320              --
     Inventories                                                                        38,409            42,309
     Property and equipment, net                                                        18,031            20,343
     Deferred income taxes                                                                 134               702
     Other assets                                                                        4,591             4,341
                                                                                  ------------      ------------
                     Total assets                                                 $    195,148           198,498
                                                                                  ============      ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accounts payable                                                                    1,873             1,436
     Accrued liabilities                                                                 7,509             6,645
     Accrued construction in progress                                                     --               1,064
     Borrowing under bank line of credit                                                19,000            30,000
     Due to Parent                                                                        --               5,688
     Allowance for recourse liability and deferred gross profit on Notes
        Receivable sold                                                                 12,147            11,250
     Income taxes payable                                                                5,213             1,153
                                                                                  ------------      ------------

                     Total liabilities                                                  45,742            57,236

Shareholders' equity:
     Preferred stock, no par value.  Authorized 10,000,000 shares;
        no shares issued or outstanding                                                   --                --
     Common stock, no par value.  Authorized 90,000,000 shares;
        issued and outstanding 17,158,766                                               61,848            61,848
     Retained earnings                                                                  87,558            79,414
                                                                                  ------------      ------------

                     Total shareholders' equity                                        149,406           141,262

Commitments and contingencies
                                                                                  ------------      ------------
                     Total liabilities and shareholders' equity                   $    195,148           198,498
                                                                                  ============      ============


See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                  (dollars in thousands, except per share data)
                                   (Unaudited)


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                         1999                 1998
                                                                                     -----------          -----------

Revenues:
     Vacation Credit sales, net                                                      $    49,016               34,885
     Finance income                                                                        3,951                3,198
     Gains on sales of Notes Receivable                                                    4,350                3,597
     Resort management services                                                              823                  629
     Other                                                                                 1,765                  519
                                                                                     -----------          -----------

                  Total revenues                                                          59,905               42,828
                                                                                     -----------          -----------

Costs and operating expenses:
     Vacation Credit cost of sales                                                        13,621                9,513
     Resort management services                                                              397                  276
     Sales and marketing                                                                  23,498               17,635
     General and administrative                                                            5,394                3,789
     Provision for doubtful accounts and recourse
        liability                                                                          3,443                2,396
     Interest                                                                                 55                   36
                                                                                     -----------          -----------

             Total costs and operating expenses                                           46,408               33,645
                                                                                     -----------          -----------

             Income before income taxes                                                   13,497                9,183

Income tax expense                                                                         5,353                3,319
                                                                                     -----------          -----------

             Net income                                                              $     8,144                5,864
                                                                                     ===========          ===========

Basic net income per common share                                                    $       .47                  .33

Diluted net income per common share                                                  $       .47                  .33


Weighted average shares of common stock and dilutive potential common stock outstanding:
     Basic                                                                            17,158,766           17,593,366

     Diluted                                                                          17,179,327           17,593,366


See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                             (dollars in thousands)
                                   (Unaudited)


                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                       -----------------------------
                                                                                           1999               1998
                                                                                       ----------         ----------
Cash flows from operating activities:
     Net income                                                                        $    8,144              5,864
     Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
        Depreciation and amortization                                                         406                197
        Gain on sale of property and equipment                                               (896)              --
        Amortization of residual interest in notes receivable sold                          2,247              1,402
        Provision for doubtful accounts, sales returns and recourse liability               4,722              3,166
        Recoveries of notes receivable charged off                                             53                 31
        Residual interest in notes receivables sold                                        (4,350)            (4,582)
        Unrealized loss on residual interest in notes receivable sold                        --                   44
        Change in deferred gross profit                                                      (171)              (226)
        Deferred income tax expense                                                           568                363
        Issuance of notes receivable                                                      (42,060)           (31,078)
        Proceeds from sale of notes receivable                                             32,244             38,488
        Proceeds from repayment of notes receivable                                         8,096              5,401
        Purchase of notes receivable                                                         (595)            (2,104)
        Changes in certain assets and liabilities:
           Restricted cash                                                                   (903)              (174)
           Inventories                                                                      3,900             (2,935)
           Accounts payable and accrued liabilities                                           237             (2,911)
           Income taxes payable to Parent                                                    --               (2,755)
           Income taxes payable                                                             4,060              1,181
           Other                                                                              140               (556)
                                                                                       ----------         ----------

     Net cash provided by operating activities                                             15,842              8,816
                                                                                       ----------         ----------

Cash flows from investing activities:
     Purchase of property and equipment                                                    (1,577)            (1,068)
     Proceeds from sale of property and equipment                                           4,412               --
                                                                                       ----------         ----------

     Net cash provided by (used in) investing activities                                    2,835             (1,068)
                                                                                       ----------         ----------

Cash flows from financing activities:
     Net change in bank line of credit                                                    (11,000)              --
     Increase in receivable from Parent                                                      (320)            (1,311)
     Decrease in due to Parent                                                             (5,688)            (1,947)
                                                                                       ----------         ----------

     Net cash used in financing activities                                                (17,008)            (3,258)
                                                                                       ----------         ----------

     Net increase in cash                                                                   1,669              4,490

Cash at beginning of period                                                                     9                 70
                                                                                       ----------         ----------

Cash at end of period                                                                  $    1,678              4,560
                                                                                       ==========         ==========


See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (continued)
                             (dollars in thousands)
                                   (unaudited)


                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                       ----------------------------
                                                                                          1999              1998
                                                                                       ----------        ----------
Supplemental disclosures of cash flow information -
     cash paid during the period for:
        Interest (excluding capitalized amounts of $388 and $153,
          respectively)                                                                $      480               178
        Income taxes                                                                          725             4,530


See accompanying notes to condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)


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

These condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

These statements should be read in conjunction with the audited financial statements and footnotes included in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission (SEC). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

In April, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
(SOP) 98-5, Reporting on the Costs of Start-Up Activities. This SOP was effective on January 1, 1999, and has not impacted the Company's financial position or results of operations.

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

NOTE 3 - BASIC AND DILUTED NET INCOME PER COMMON SHARE

The following presents the reconciliation of weighted average shares used for basic and diluted net income per share:

                                                        THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------------
                                                        1999                    1998
                                                     ----------              ----------
BASIC
Basic weighted average shares                        17,158,766              17,593,366
                                                     ----------              ----------

DILUTED
Effect of dilutive securities                            20,561                    --
                                                     ----------              ----------
Diluted weighted average shares outstanding          17,179,327              17,593,366
                                                     ==========              ==========

Net income available to common shareholders for basic net income per share was $8,144 and $5,864 for the three months ended March 31, 1999 and 1998, respectively.

At March 31, 1999 and 1998, there were options to purchase 492,500 and 488,000 shares of common stock outstanding, respectively, which were antidilutive and therefore not included in the computation of diluted net income per share.

NOTE 4 - INVENTORIES

Inventories consist of Vacation Credits and construction in progress as follows:


                                      MARCH 31,      DECEMBER 31,
                                        1999             1998
                                    ------------     ------------
Vacation Credits                    $      6,128           11,342
Construction in progress                  32,281           30,967
                                    ------------     ------------

         Total inventories          $     38,409           42,309
                                    ============     ============

NOTE 5 - ALLOWANCE FOR DOUBTFUL ACCOUNTS, RECOURSE LIABILITY AND SALES RETURNS

The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the three months ended March 31, 1999 and the year ended December 31, 1998:

                                                                  1999               1998
                                                               ----------         ----------
Balances at beginning of period                                $   20,935             15,240

Provision for doubtful accounts, sales returns and
    recourse liability                                              4,722             15,435
Notes receivable charged-off and sales returns net of
    Vacation Credits recovered                                     (3,156)            (9,919)
Recoveries                                                             53                179
                                                               ----------         ----------
Balances at end of period                                      $   22,554             20,935
                                                               ==========         ==========


Allowance for doubtful accounts and sales returns              $   12,934             12,363
Recourse Liability on notes receivable sold                         9,620              8,572
                                                               ----------         ----------
                                                               $   22,554             20,935
                                                               ==========         ==========

Total notes receivable outstanding, including notes receivable sold, amounted to $324,856 and $307,740 at March 31, 1999 and December 31, 1998, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

(a) PURCHASE COMMITMENTS
The Company routinely enters into purchase agreements with various developers to acquire and build resort properties. At March 31, 1999 the Company had outstanding purchase commitments of $47,441 related to properties under development.

(b) LITIGATION
The Company is involved in various claims and lawsuits arising from the ordinary course of business. Management believes that outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

NOTE 7 - SEGMENT REPORTING

The Company has two reportable segments; sales and financing. The sales segment markets and sells timeshare memberships. The finance segment is primarily responsible for servicing and collecting Notes Receivable originated in conjunction with the financing of sales of Vacation Credits. The finance segment does not include TW Holdings, Trendwest Funding I or Trendwest Funding II. Management evaluates the business based on sales and marketing activities as these are the primary drivers of the business.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profits or losses from sales and marketing activities on a pre-tax basis. Intersegment revenues are recorded at market rates as if the transactions occurred with third parties. Assets are not reported by segment.

The following tables summarize the segment activity of the Company:

                                                                                                     SEGMENT
THREE MONTHS ENDED MARCH 31, 1999:                 SALES           FINANCE           OTHER            TOTAL
                                                ----------       ----------       ----------       ----------
External revenue                                $   49,016            1,722              823           51,561
Interest revenue - net                                --              1,199             --              1,199
Interest revenue-intersegment                         --                726             --                726
Intersegment revenue                                  --                429             --                429
                                                ----------       ----------       ----------       ----------
Segment revenue                                 $   49,016            4,076              823           53,915

Segment profit                                  $    7,483            3,106              421           11,010

SIGNIFICANT NON-CASH ITEMS:
Provision for doubtful accounts, sales               3,443             --               --              3,443
returns and recourse liability
Gain on sale of property and equipment                --                896             --                896


                                                                                                     SEGMENT
THREE MONTHS ENDED MARCH 31, 1998:                 SALES           FINANCE           OTHER            TOTAL
                                                ----------       ----------       ----------       ----------
External revenue                                $   34,885              480              629           35,994
Interest revenue - net                                --              1,034             --              1,034
Interest revenue-intersegment                         --                559             --                559
Intersegment revenue                                  --                474             --                474
                                                ----------       ----------       ----------       ----------
         Segment revenue                        $   34,885            2,547              629           38,061

Segment profit                                  $    4,924            1,778              346            7,048

SIGNIFICANT NON-CASH ITEMS:
Provision for doubtful accounts, sales               2,396             --               --              2,396
  returns and recourse liability

The following table provides a reconciliation of segment revenues and profits to the consolidated amounts:


                                                     THREE MONTHS ENDED MARCH 31,
                                                       1999               1998
                                                    ----------         ----------
Segment revenue                                     $   53,915             38,061
Interest expense reported net of interest
    income                                                  55                 36
Elimination of intersegment revenue                     (1,155)            (1,033)
Finance subsidiaries revenue                             7,090              5,764
                                                    ----------         ----------
                 CONSOLIDATED REVENUE               $   59,905             42,828
                                                    ==========         ==========

Segment profit                                      $   11,010              7,048
Corporate overhead not included in segment
    reporting                                           (3,431)            (2,579)
Finance subsidiaries profit                              5,918              4,714
                                                    ----------         ----------
             CONSOLIDATED PRE-TAX INCOME            $   13,497              9,183
                                                    ==========         ==========

All of the Company's revenue from external customers is derived from sales within the United States. The Company has no long-lived assets other than financial instruments.

NOTE 8 - SUBSEQUENT EVENT

On April 15, 1999, the Company created a wholly-owned, special purpose finance company, TW Holdings II, Inc. At the same time, the Company entered into a $75 million, 364-day Receivables Warehouse facility (Facility) with Prudential Securities Credit Corporation. The Facility has an advance rate of 90% and has a required yield of LIBOR plus 100 basis points.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

The Company achieved total revenues of $59.9 million for the three months ended March 31, 1999, compared to $42.8 million for the three months ended March 31, 1998, an increase of 40.0%. The principal reason for the overall improvement was a 40.4% increase in Vacation Credit sales to $49.0 million for the three months ended March 31, 1999 from $34.9 million for the three months ended March 31, 1998. The increase in Vacation Credit sales was primarily the result of a 36.5% increase in the number of Vacation Credits sold to 37.0 million for the three months ended March 31, 1999, from 27.1 million for the three months ended March 31, 1998. The increase in Vacation Credits sold was largely attributable to three new off- and four on-site sales offices opened between March, 1998 and September, 1998, and increased Upgrade Sales. Revenues from Upgrade Sales increased 16.4% to $7.1 million for the three months ended March 31, 1999, from $6.1 million for the three months ended March 31, 1998 due primarily to an increase of 12.5% in the number of Vacation Credits sold as Upgrades during the three months ended March 31, 1998 compared to the three months ended March 31, 1999. The average price per Vacation Credit sold increased to $1.32 per credit for the three months ended March 31, 1999 versus $1.26 per credit for the three months ended March 31, 1998 primarily as a result of an approximate 4% increase in the selling price of Vacation Credits effective June 29, 1998.

Finance income for the three months ended March 31, 1999 increased 25.0% to $4.0 million from $3.2 million for the three months ended March 31, 1998 due to increased carrying balances of notes receivable for the two periods compared. Gains on sales of Notes Receivable increased 22.2% in 1999 over the comparable period last year because of increased net interest spreads resulting from reduced interest rates over the same period last year and a reduction in the required yield to the Bank Group of 12.5 basis points.

Other income increased 260% to $1.8 million for the three months ended March 31, 1999 from $.5 million for the same period last year as the result of a gain on the sale of the Bellevue Corporate building of $.9 million in March of 1999.

Vacation Credit cost of sales increased to $13.6 million for the three months ended March 31, 1999 from $9.5 million for the three months ended March 31, 1998, an increase of 43.2%, primarily reflecting the increase in sales of Vacation Credits. As a percentage of Vacation Credit sales, Vacation Credit cost of sales increased slightly to 27.8% versus 27.2% for the three months ended March 31, 1998 reflecting the increased costs of developing resorts in California, namely Angels Camp which came on line in the third and fourth quarters of 1998 and the first quarter of 1999.

Sales and marketing costs increased 33.5% to $23.5 million for the three months ended March 31, 1999 from $17.6 million for the three months ended March 31, 1998. As a percentage of Vacation Credit sales, sales and marketing costs decreased to 48.0% for the three months ended March 31, 1999 from 50.4% for the three months ended March 31, 1998. This is the result of changes made effective July 6, 1998, to the sales commission program for New and Upgrade sales as well as raised performance targets for additional sales bonuses which has resulted in an overall decrease in commission costs.

General and administrative expenses increased 42.1% to $5.4 million for the three months ended March 31, 1999 from $3.8 million for the three months ended March 31, 1998. Absent the increase in gains on sales of Notes Receivable and the gain on the sale the Bellevue Corporate building, general and administrative expenses would have been higher as a percentage of total revenue for the 1999 period as compared to the 1998 period due to increased sales growth; inflationary pressure on wages and relocation expenses associated with the move of the corporate office to a larger facility due to the continued growth of the Company.

Provision for doubtful accounts and recourse liability increased 41.7% to $3.4 million for the three months ended March 31, 1999 from $2.4 million for the three months ended March 31, 1998. As a percentage of Vacation Credit sales, the provision remained comparable at 6.9% for the two periods compared.

The effective tax rate increased to 40.0% for the three months ended March 31, 1999 versus 35.9% for the same period last year as a result of an increased presence in states with higher income tax rates.

The Company maintains an allowance for doubtful accounts in respect of the Notes Receivable owned by the Company and an allowance for recourse liability in respect of the Notes Receivable that have been sold by the Company. The aggregate amount of these allowances at March 31, 1999 and December 31, were $22.6 million, and $20.9 million, respectively, representing approximately 7.0% and 6.8%, respectively, of the total portfolio of Notes Receivable at those dates, including the Notes Receivable that had been sold by the Company. No assurance can be given that these allowances will be adequate, and if the amount of the Notes Receivable that are ultimately written off materially exceed the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Note Receivable origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends. The Company also utilizes experience factors of more mature sales sites in establishing the reserve for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the credits associated with such charge-offs to inventory. At March 31, 1999 and December 31, 1998, 2.0% and 1.97% of the Company's total receivables portfolio of $324.9 and $307.7 million, respectively, were more than 60 days past due.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations from down payments on sales of Vacation Credits which are financed, cash sales of Vacation Credits, principal and interest payments on Notes Receivable, and proceeds from sales and borrowings collateralized by Notes Receivable. The Company also generates cash on the interest differential between the interest charged on the Notes Receivable and the interest paid on loans collateralized by Notes Receivable.

During the three months ended March 31, 1999 and 1998, cash provided by operating activities was $15.8 million and $8.8 million, respectively. For the three months ended March 31, 1999, cash provided by operating activities resulted primarily from sales and repayments of Notes Receivable of $40.3 million a decrease in inventory of $3.9 million, an increase in taxes payable of $4.1 million and net income of $8.1 million. For the three months ended March 31, 1999, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $42.7 million to finance the purchase of Vacation Credits by Owners. For the three months ended March 31, 1998 cash provided by operating activities resulted primarily from the sale and repayment of Notes Receivable of $43.9 million and net income of $5.9 million. Cash used in operating activities was primarily for the issuance and purchase of Notes Receivable of $33.2 million, an increase in inventory of $2.9 million and a reduction in liabilities of $4.6 million.

Net cash provided by (used in) investing activities for the three months ended March 31, 1999 and 1998 was $2.8 and ($1.1) million, respectively. Cash provided by investing activities was the result of $4.4 million in proceeds from the sale of the Bellevue Corporate building. Cash used in investing activities for the three months ended March 31, 1999, of ($1.6) million was the result of final retention payments on the new Corporate headquarters and other furniture and equipment related to the new building. Cash used for the same period in 1998 of ($1.1) million was the acquisition of furniture and fixtures and data processing equipment required to meet the growth of the Company.

Net cash used in financing activities for the three months ended March 31, 1999 and 1998, was $17.0 million and $3.3 million, respectively. For the three months ended March 31, 1999, cash used in financing activities was principally the result of a decreased in net borrowings under the bank line of credit of $11.0 million and payments to the Parent on the revolving line of credit of $5.7 million. For the three months ended March 31, 1998, cash used in financing activities was principally the result of payments to the Parent on the revolving line of credit of $1.9 million and advancing excess funds to the Parent of $1.3 million.

Financing of Notes Receivable has been accomplished by use of a $98.0 million purchase commitment from the Bank Group through TW Holdings. As of March 31, 1999, Notes Receivable totaling $88 million had been transferred to the Bank Group. The agreement with the Bank Group is subject to annual renewal on June 17 of each year. The interest rate on borrowings under the agreement with the Bank Group is currently LIBOR plus 112.5 basis points.

The Company has a $10 million open line of credit with the Parent which bears interest at prime plus 1% (currently 8.75%) per annum. The line of credit is payable on demand. As of March 31, 1999, there was not any outstanding indebtedness to the Parent. The Company may advance excess funds to the Parent at the prime rate minus 2% (currently 5.75%) per annum. At March 31, 1999, there was a $.3 million Receivable from Parent.

For the remainder of 1999, the Company anticipates spending approximately $49.0 million for acquisitions and development of new resort properties and for expansion and development activities. The Company plans to fund these expenditures with cash generated from operations, including further sales and securitizations of Notes Receivable and a mortgage on the Company's corporate headquarters building in Redmond, WA. Acquisition of new resort sites and properties is an ongoing process and availability of certain properties in desired locations could result in increased expenditures for such activities. The Company believes that, with respect to its current operations, cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 1999.

WorldMark maintains a replacement reserve for the WorldMark Resorts which is funded from the annual assessments of the Owners. At March 31, 1999, the amount of such reserve was approximately $9.1 million. The replacement reserve is utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in WorldMark Resorts in which all units are owned by WorldMark. The Company may advance funds to WorldMark from time to time.

Since completed units at various resort properties are acquired or developed in advance and a significant portion of the purchase price of Vacation Credits is financed by the Company, the Company continually needs funds to acquire and develop property, to carry Notes Receivable contracts and to provide working capital. The Company has historically secured additional funds through loans from the Parent and the sale of Notes Receivable through the Finance Subsidiaries. See "Risk Factors - Dependence on Acquisitions of Additional Resort Units for Growth; Need for Additional Capital" of the Company's 1998 Form 10-K.

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

    The Company has analyzed each line of code within critical applications and has determined how any Year 2000 issues will be addressed. The Reservation system was the first system for remediation as reservations are accepted 13 months in advance. Code revisions have been completed, tested and released to the live Reservations application on September 10, 1998, one month ahead of schedule. Subsequent use of the revised Reservation system indicates it is accepting reservations in the Year 2000 as designed. Remediation of other critical applications such as Dues, Contracts Collections and Sales was completed on April 30, 1999. These applications will be put into the live environment by June 30, 1999. The Marketing system is another critical application which is currently being re-written and upgraded to improve its features and for Year 2000 compliance. The Marketing system is scheduled for implementation on June 30, 1999. As a contingency plan in the event the re-written code is not ready on June, 30, 1999, the Company is remediating the old Marketing system code at the same time. Non-critical applications are scheduled for completion by October 1, 1999. The Company is currently on track with its implementation schedule and is in the process of developing a contingency plan in case the remediation is not completed.

     The Company is also monitoring the Year 2000 compliance program of Sage Systems, Inc. (Sage), the Servicer of the Company's Notes Receivable portfolio. Sage has represented that its Year 2000 remediation is complete. The Company currently is reviewing each line of Sage's code to verify their Year 2000 compliance.

     The Company has incurred approximately $.6 million to date to modify or replace software in order to remediate the Year 2000 issue and anticipates future expenditures of approximately $.4 million. In the worst case, if the remediation is not completed in time, management will employ additional personnel and use PC based applications to maintain critical functions.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to interest rate changes primarily as a result of its financing of timeshare purchases, the sale and securitization of notes receivable and borrowing under revolving lines of credit. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, the Company borrows funds, sells or securitizes Notes Receivable primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not maintain a trading account for any class of financial instrument, it does not purchase high risk derivative instruments and it is not directly subject to foreign currency exchange rate risk nor commodity price risk. There have been no material changes to the Company's exposure to market risk since December 31, 1998.


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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
                  Incorporated by reference. See Note 6 of "Notes to Condensed Consolidated Financial Statements."

Item 2 - Changes in Securities and Use of Proceeds
                  None

Item 3 - Defaults Upon Senior Securities
                  None

Item 4 - Submission of Matter to a Vote of Security Holders
                  None

Item 5 - Other Information
                  None

Item 6 - Exhibits and Reports on Form 8-K
(a)      Exhibits
         2.1      Restated Articles of Incorporation (1)
         2.2      Restated Bylaws (1)
         11       Statement re: Computation of Earnings per share - See note 3 of "Notes to Condensed Consolidated Financial Statements."
         27       Financial Data Schedule

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26861).

(a)  Reports on Form 8-K
     None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRENDWEST RESORTS, INC.




Date:  May 13, 1999                   /s/ WILLIAM F. PEARE
       ---------------------          -----------------------------------------
                                       William F. Peare
                                       President, Chief Executive Officer and
                                       Director (Principal Executive Officer)


Date:  May 13, 1999                   /s/ GARY A. FLORENCE
       ---------------------          -----------------------------------------
                                       Gary A. Florence
                                       Vice President, Chief Financial Officer
                                       and Treasurer
                                       (Principal Financial Officer)