Form 10-Q
period 1999-06-30
TRENDWEST RESORTS INC
filed 1999-08-10
CIK 1021252

United States
                                        SECURITIES AND EXCHANGE COMMISSION
                                               Washington, DC 20549

                                                     FORM 10-Q


     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999

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

                               9805 Willows Road
                           Redmond, Washington 98052
              (Address of principal executive offices) (Zip Code)


(Registrant's telephone number, including area code)       (425) 498-2500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's no-par voting common stock outstanding as of August 5, 1999: 17,129,026 shares.

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                             (dollars in thousands)

                                                                                       June 30,          December 31,
                                   Assets                                                1999                1998
                                                                                   -----------------    ----------------
                                                                                  (Unaudited)
Assets:
     Cash                                                                      $             9                   9
     Restricted cash                                                                     3,153               2,351
     Notes Receivable, net of allowance for doubtful accounts, sales
        returns and deferred gross profit                                               94,328              93,361
     Accrued interest and other receivables                                             12,420              11,399
     Residual interest in Notes Receivable sold                                         28,457              23,683
     Receivable from Parent                                                                891                  --
     Inventories                                                                        44,057              42,309
     Property and equipment, net                                                        20,311              20,343
     Deferred income taxes                                                                 464                 702
     Other assets                                                                        3,010               4,341
                                                                                   -----------------    ----------------

                     Total assets                                              $       207,100             198,498
                                                                                   =================    ================


                    Liabilities and Shareholders' Equity

Liabilities:
     Accounts payable                                                                    5,669               1,436
     Accrued liabilities                                                                 9,108               6,645
     Accrued construction in progress                                                      619               1,064
     Borrowing under bank line of credit                                                20,000              30,000
     Due to Parent                                                                          --               5,688
     Allowance for recourse liability and deferred gross profit on Notes
        Receivable sold                                                                 11,847              11,250
     Income taxes payable                                                                1,471               1,153
                                                                                   -----------------    ----------------

                     Total liabilities                                                  48,714              57,236

Shareholders' equity:
     Preferred stock, no par value.  Authorized 10,000,000 shares;
        no shares issued or outstanding                                                     --                   --
     Common stock, no par value.  Authorized 90,000,000 shares;
        issued and outstanding 17,129,026 and 17,158,766 shares at June 30,
        1999 and December 31, 1998, respectively                                        61,318              61,848
     Retained earnings                                                                  97,068              79,414
                                                                                   -----------------    ----------------

                     Total shareholders' equity                                        158,386             141,262

Commitments and contingencies

                     Total liabilities and shareholders' equity                $       207,100             198,498
                                                                                   =================    ================

See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                 Three months ended                   Six months ended
                                                                      June 30,                            June 30,
                                                         -----------------------------------  ----------------------------------
                                                              1999               1998              1999              1998
                                                         ----------------  -----------------  ---------------   ----------------

Revenues:
     Vacation Credit and Fractional Interest sales,
     net                                               $        63,426             41,988          112,442             76,873
     Finance income                                              3,338              3,101            7,289              6,300
     Gains on sales of Notes Receivable                          4,793              1,537            9,143              5,135
     Resort management services                                    953                367            1,775                995
     Other                                                         785              1,000            2,550              1,519
                                                         ----------------  -----------------  ---------------   ----------------

             Total revenues                                     73,295             47,993          133,199             90,822
                                                         ----------------  -----------------  ---------------   ----------------

Costs and operating expenses:
     Vacation Credit and Fractional Interest cost of
        sales                                                   20,482             11,169           34,103             20,682
     Resort management services                                    421                322              818                599
     Sales and marketing                                        26,664             21,022           50,162             38,658
     General and administrative                                  5,853              4,281           11,245              8,069
     Provision for doubtful accounts and recourse
        liability                                                4,377              2,919            7,820              5,315
     Interest                                                       53                  2              109                 38
                                                         ----------------  -----------------  ---------------   ----------------

             Total costs and operating expenses                 57,850             39,715          104,257             73,361
                                                         ----------------  -----------------  ---------------   ----------------


             Income before income taxes                         15,445              8,278           28,942             17,461

Income tax expense                                               5,935              3,114           11,288              6,433
                                                         ----------------  -----------------  ---------------   ----------------

             Net income                                $         9,510              5,164           17,654             11,028
                                                         ================  =================  ===============   ================

Basic net income per common share                      $           .55                .29             1.03                .63

Diluted net income per common share                    $           .55                .29             1.03                .63

Weighted average shares of common stock and dilutive potential common stock outstanding:

     Basic                                                  17,140,051         17,593,366       17,149,358         17,593,366

     Diluted                                                17,186,588         17,593,366       17,185,054         17,593,366


See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                             (dollars in thousands)
                                   (Unaudited)

                                                                                          Six months ended June 30,
                                                                                 --------------------------------------------
                                                                                        1999                    1998
                                                                                 -------------------     --------------------
Cash flows from operating activities:
     Net income                                                              $          17,654                   11,028
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                      750                      474
        Gain on sale of property and equipment                                            (886)                      --
        Amortization of residual interest in Notes Receivable sold                       4,670                    3,108
        Provision for doubtful accounts, sales returns and recourse
           liability                                                                    10,744                    7,061
        Recoveries of Notes Receivable charged off                                         134                       98
        Residual interest in Notes Receivables sold                                     (9,473)                  (6,160)
        Unrealized loss (gain) on residual interest in Notes Receivable
           sold                                                                            874                     (399)
        Change in deferred gross profit                                                    (10)                    (510)
        Deferred income tax expense (benefit)                                              238                     (166)
        Issuance of Notes Receivable                                                   (95,810)                 (67,104)
        Proceeds from sale of Notes Receivable                                          66,022                   55,643
        Proceeds from repayment of Notes Receivable                                     21,975                   13,924
        Purchase of Notes Receivable                                                    (4,270)                  (7,477)
        Changes in certain assets and liabilities:
              Restricted cash                                                             (802)                    (339)
              Inventories                                                               (1,748)                     681
              Accounts payable and accrued liabilities                                   2,594                   (3,824)
              Income taxes payable to Parent                                                --                   (2,755)
              Income taxes payable                                                         318                     (429)
              Other                                                                        244                      202
                                                                                 -------------------     --------------------

          Net cash provided by operating activities                                     13,218                    3,056
                                                                                 -------------------     --------------------

Cash flows from investing activities:
     Purchase of property and equipment                                                 (4,178)                  (3,818)
     Proceeds from sale of property and equipment                                        4,412                        --
                                                                                 -------------------     --------------------

          Net cash provided by (used in) investing activities                              234                   (3,818)
                                                                                 -------------------     --------------------

Cash flows from financing activities:
     Net (repayment) borrowings under bank line of credit and other                     (6,343)                   4,000
     Increase in Receivable from Parent                                                   (891)                    (123)
     Decrease in Due to Parent                                                          (5,688)                  (1,947)
     Repurchase of common stock                                                           (530)                      --
                                                                                 -------------------     --------------------

          Net cash (used in) provided by financing activities                          (13,452)                   1,930
                                                                                 -------------------     --------------------

          Net increase (decrease) in cash                                                    --                    1,168

Cash at beginning of period                                                                  9                       70
                                                                                 -------------------     --------------------

Cash at end of period                                                        $               9                    1,238
                                                                                 ===================     ====================

See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                            Six month ended June 30,
                                                                                 -----------------------------------------------
                                                                                        1999                      1998
                                                                                 --------------------     ----------------------
Supplemental  disclosures of cash flow  information  cash paid during the period for:
        Interest (excluding capitalized amounts of $715 and $238,
          respectively)                                                           $         146                         27
        Income taxes                                                                     10,732                      9,783

See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 (dollars in thousands except per share amounts)
                                   (Unaudited)

Note 1 - Background

Trendwest  Resorts,  Inc.  (Company)  markets,   sells  and  finances  timeshare
ownership interests in the form of perpetual timeshare credits (Vacation Credits) in WorldMark, the Club (WorldMark) and Fractional Interests in vacation properties. Vacation Credits are created through the transfer to WorldMark of resort units acquired or developed by the Company. The Company derives revenues primarily from Vacation Credit and Fractional Interest sales and, to a lesser extent, from the financing of Vacation Credit and Fractional Interest sales and from its management agreement with WorldMark.

These condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

These statements should be read in conjunction with the audited financial statements and footnotes included in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission (SEC). The accounting policies used in preparing these financial statements are the same as those described in such Form 10-K.

Note 2 - New Accounting Pronouncements

In April, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
(SOP) 98-5, Reporting on the Costs of Start-Up Activities. This SOP was effective on January 1, 1999, and has not impacted the Company's financial position or results of operations.

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company does not anticipate a material impact on its financial position or results of operations from the future adoption of this standard.

Note 3 - Financing Transactions

On April 15, 1999, the Company created a wholly-owned, special purpose finance company, TW Holdings II, Inc. At the same time, the Company entered into a $75 million, 364-day Receivables Warehouse facility (Facility) with Prudential Securities Credit Corporation. The Facility has an advance rate of 90% and has a required yield of LIBOR plus 100 basis points.

On June 17, 1999, the Company chose not to renew the revolving portion of the $98 million Receivable Transfer Agreement from the Bank Group. The Company
expects  to  be  able  to  transfer  the  TW  Holdings   receivables  to  a  new
special-purpose entity in conjunction with a private placement of Notes Receivable in August of 1999 and retire the credit facility.

Note 4 - Basic and Diluted Net Income Per Common Share

The following illustrates the reconciliation of weighted average shares used for basic and diluted net income per share:

                                                    Three months ended                       Six months ended
                                                         June 30,                                June 30,
                                             ----------------------------------     ------------------------------------
                                                  1999               1998                1999                 1998
                                             ----------------    --------------     ---------------      ---------------
Basic
Weighted average shares outstanding             17,140,051         17,593,366          17,149,358           17,593,366

Diluted
Effect of dilutive securities                       46,537                 --              35,696                  --
                                             ----------------   ---------------      --------------      ---------------
Diluted weighted average shares outstanding     17,186,588          17,593,366         17,185,054           17,593,366
                                             ================    ==============     ===============      ===============

Net income available to common shareholders for basic net income per share was $9,510 and $5,164 for the three months ended June 30, 1999 and 1998, and $17,654 and $11,028 for the six months ended June 30, 1999 and 1998, respectively.

At June 30, 1999 and 1998, there were options to purchase 481,540 and 492,000 shares of common stock, outstanding, respectively, which were anti-dilutive and therefore not included in the computation of diluted net income per common share.

Note 5 - Inventories

Inventories consist of Vacation Credits, Fractional Interests and construction in progress as follows:

                                                                             June 30,            December 31,
                                                                               1999                  1998
                                                                         -----------------     ------------------
         Vacation Credits                                           $           3,467                11,342
         Fractional Interests                                                   2,998                    --
         Construction in progress                                              37,592                30,967
                                                                         -----------------     ------------------

                  Total inventories                                 $          44,057                42,309
                                                                         =================     ==================

Note 6 - Allowance For Doubtful Accounts, Recourse Liability and Sales Returns

The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the six months ended June 30, 1999, and the year ended December 31, 1998:

                                                                               1999                  1998
                                                                         -----------------     ------------------
         Balances at beginning of period                            $          20,935                15,240

         Provision for doubtful accounts, sales returns and
             recourse liability                                                10,744                15,435
         Notes receivable charged-off and sales returns net of
             Vacation Credits recovered                                        (6,795)               (9,919)
         Recoveries                                                               134                   179
                                                                         -----------------     ------------------

         Balances at end of period                                  $          25,018                20,935
                                                                         =================     ==================


         Allowance for doubtful accounts and sales returns          $          15,771                12,363
         Recourse liability on notes receivable sold                            9,247                 8,572
                                                                         -----------------     ------------------
                                                                    $          25,018                20,935
                                                                         =================     ==================

Total notes receivable outstanding, including notes receivable sold, amounted to $348,283 and $307,740 at June 30, 1999 and December 31, 1998,
respectively.

Note 7 - Commitments and Contingencies

(a) Purchase Commitments
The Company routinely enters into purchase agreements with various developers to acquire and build resort properties. At June 30, 1999 the Company had outstanding purchase commitments of $47.7 million related to properties under development.

(b) Litigation
The Company is involved in various claims and lawsuits arising from the ordinary course of business. Management believes that outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Note 8 - Segment Reporting

The Company has two reportable segments: sales and financing. The sales segment markets and sells timeshare memberships and Fractional Interests. The finance segment is primarily responsible for servicing and collecting Notes Receivable originated in conjunction with the financing of sales of Vacation Credits and Fractional Interests. The finance segment does not include TW Holdings, TW Holdings II, Trendwest Funding I or Trendwest Funding II. Management evaluates the business based on sales and marketing activities as these are the primary drivers of the business.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profits or losses from sales and marketing activities on a pre-tax basis. Intersegment revenues are recorded at market rates as if the transactions occurred with third parties. Assets are not reported by segment.

The following tables summarize the segment activity of the Company:

                                                                                                   Segment
Three months ended June 30, 1999:                    Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $        63,426            753            953           65,132
Interest revenue - net                                     --            991             --              991
Interest revenue-intersegment                              --            861             --              861
Intersegment revenue                                       --            636             --              636
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $        63,426          3,241            953           67,620

Segment profit                                $        10,793          2,078            532           13,403

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                $         6,022             --             --            6,022

                                                                                                   Segment
Three months ended June 30, 1998:                    Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $        41,998            994            367           43,359
Interest revenue - net                                     --            769             --              769
Interest revenue-intersegment                              --            739             --              739
Intersegment revenue                                       --             65             --               65
                                                   -----------    -----------     -----------    -------------
         Segment revenue                      $        41,998          2,567            367           44,932

Segment profit                                $         6,279          1,741             45            8,065

Significant non-cash items:
Provision for doubtful accounts, sales
  returns and recourse liability              $         3,895             --             --            3,895

                                                                                                   Segment
Six months ended June 30, 1999:                      Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $       112,442          2,476          1,775          116,693
Interest revenue - net                                     --          2,190             --            2,190
Interest revenue-intersegment                              --          1,587             --            1,587
Intersegment revenue                                       --          1,065             --            1,065
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $       112,442          7,318          1,775          121,535

Segment profit                                $        18,276          5,180            957           24,413

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                $        10,744             --             --           10,744
Gain on sale of property and equipment        $            --            886             --              886


                                                                                                   Segment
Six months ended June 30, 1998:                      Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $        76,873          1,478            995           79,346
Interest revenue - net                                     --          1,803             --            1,803
Interest revenue-intersegment                              --          1,298             --            1,298
Intersegment revenue                                       --            539             --              539
                                                   -----------    -----------     -----------    -------------
         Segment revenue                      $        76,873          5,118            995           82,986

Segment profit                                $        11,203          3,514            396           15,113

Significant non-cash items:
Provision for doubtful accounts, sales
  returns and recourse liability              $         7,061             --             --            7,061



The following table provides a reconciliation of segment revenues and profits to the consolidated amounts:

                                                         Three Months                    Six Months
                                                        Ended June 30,                 Ended June 30,
                                                     1999           1998            1999            1998
                                                   -----------    -----------    ------------    -------------
Segment revenue                                 $     67,620         44,932         121,535           82,986
Interest expense reported net of interest
    income                                                53              2             109               38
Elimination of intersegment revenue                   (1,497)          (804)         (2,652)          (1,837)
Finance subsidiaries revenue                           7,119          3,863          14,207            9,635
                                                   -----------    -----------    ------------    -------------
               Consolidated revenue             $     73,295         47,993         133,199           90,822
                                                   ===========    ===========    ============    =============

Segment profit                                  $     13,403          8,065          24,413           15,113
Corporate overhead not included in segment
    reporting                                         (3,558)        (2,838)         (6,989)          (5,417)
Finance subsidiaries profit                            5,600          3,051          11,518            7,765
                                                   -----------    -----------    ------------    -------------
            Consolidated pre-tax income         $     15,445          8,278          28,942           17,461
                                                   ===========    ===========    ============    =============


     All of the Company's revenue from external customers is derived from sales within the United States.

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998

The Company achieved total revenues of $73.3 million for the three months ended June 30, 1999, compared to $48.0 million for the three months ended June 30, 1998, an increase of 52.7%. The principal reasons for the overall improvement were a 33.8% increase in Vacation Credit sales to $56.2 million for the three months ended June 30, 1999, from $42.0 million for the three months ended June 30, 1998, and sales of Fractional Interests of $7.2 million. The Fractional Interest sales program commenced pre-selling of fractional interests at the Depoe Bay resort on the Oregon Coast in October 1998. The Company exercised its purchase option in April of 1999 and began recognizing revenue from the pre-sales at that time. The increase in Vacation Credit sales was primarily the result of a 31.6% increase in the number of Vacation Credits sold to 42.9 million during the three months ended June 30, 1999, from 32.6 million during the three months ended June 30, 1998. This increase was the result of the continued maturation of sales offices opened in 1998 and increased Upgrade sales. Revenues from Upgrade sales increased 21.9% to $7.8 million for the three months ended June 30, 1999, from $6.4 million for the three months ended June 30, 1998, due primarily to an increase of 26.1% in the number of Vacation Credits sold as Upgrades during the three months ended June 30, 1999, compared to the three months ended June 30, 1998. The average price per Vacation Credit sold increased to $1.31 per credit for the three months ended June 30, 1999, versus $1.26 per credit for the three months ended June 30, 1998, and reflected an approximate 4% increase in the selling price of Vacation Credits, effective June 29, 1998. The Company instituted another increase the selling prices of Vacation Credits on June 28, 1999, of approximately 4%.

Finance income increased 6.5% to $3.3 million for the three months ended June 30, 1999, from $3.1 million for the three months ended June 30, 1998. The increase in finance income is less than the percentage increase in carrying balances  of  Notes  Receivable  for  the two  periods  compared  because  of an
unfavorable   mark-to-market  adjustment  on  the  residual  interest  in  Notes
Receivable sold resulting from early payoffs and rising short-term LIBOR interest rates occurring late in the second quarter of 1999. Gains on sales of Notes Receivable increased 220.0% to $4.8 million for the three months ended June 30, 1999, from $1.5 million for the three months ended June 30, 1998, due to an increase in the principal balances of Notes Receivable sold of 129.9% to $33.1 million from $14.4 million for the three months ended June 30, 1999 and 1998, respectively. In addition, the increase is due to a reduction in the required yield to the Bank Group of 12.5 basis points, effective June 18, 1998, and the new Receivables Warehouse Facility through Prudential Securities Credit Corporation. The new facility has a required yield of 100 basis points over LIBOR.

Vacation Credit and Fractional Interest cost of sales increased to $20.5 million for the three months ended June 30, 1999, from $11.2 million for the three months ended June 30, 1998, an increase of 83.0%, primarily reflecting the increase in sales of Vacation Credits and Fractional Interests. Sales recognition of Fractional Interests began in the second quarter of 1999, and have a higher product cost than Vacation Credits which is offset by the lower sales and marketing costs. As a percentage of Vacation Credit and Fractional Interests sales, cost of sales increased to 32.3% from 26.7% of Vacation Credit and Fractional Interest sales for each of the three months ended June 30, 1999 and 1998, respectively.

Sales and marketing costs increased 27.1% to $26.7 million for the three months ended June 30, 1999, from $21.0 million for the three months ended June 30, 1998. As a percentage of Vacation Credit and Fractional Interest sales, sales and marketing costs decreased to 42.1% for the three months ended June 30, 1999, from 50.0% for the three months ended June 30, 1998. This decrease reflects the sales generated from the new Fractional Interest sales program which has significantly lower sales and marketing costs than Vacation Credit sales. In addition, the new sales offices opened during 1998 have improved closing percentages over last year's start-up phase which further reduces sales and marketing costs. The improvement in sales and marketing costs is also attributable to the price increase effective June 29, 1998, and the changes to the commissions program effective June 30, 1998.

General and administrative expenses increased 37.2% to $5.9 million for the three months ended June 30, 1999, from $4.3 million for the three months ended June 30, 1998. As a percentage of total revenue, general and administrative costs decreased to 8.0% for the three months ended June 30, 1999, from 9.0% for the three months ended June 30, 1998. Absent the increase in gains on sales of Notes Receivable and Fractional Interest sales, general and administrative expenses, as a percentage of total revenue, would have been comparable to the prior period.

Provision for doubtful accounts and recourse liability increased 51.7% to $4.4 million for the three months ended June 30, 1999, from $2.9 million for the three months ended June 30, 1998. As a percentage of Vacation Credit and Fractional sales, the provision remained comparable at 6.9% for the two periods compared.

Comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998

The Company achieved total revenues of $133.2 million for the six months ended June 30, 1999, compared to $90.8 million for the six months ended June 30, 1998, an increase of 46.7%. The principal reasons for the overall improvement were a 36.8% increase in Vacation Credit sales to $105.2 million for the six months ended June 30, 1999, from $76.9 million for the six months ended June 30, 1998, and sales of Fractional Interests of $7.2 million. The Fractional Interest sales program commenced pre-selling of fractional interests at the Depoe Bay resort on the Oregon Coast in October 1998. The Company exercised its purchase option in April of 1999 and began recognizing revenue from the pre-sales at that time. This increase was primarily the result of a 34.0% increase in the number of Vacation Credits sold to 80.0 million during the six months ended June 30, 1999, from 59.7 million during the six months ended June 30, 1998. This increase was the result of the continued maturation of sales offices opened in 1998 and increased Upgrade sales. Revenues from Upgrade sales increased 19.0% to $15.0 million for the six months ended June 30, 1999 from $12.6 million for the six months ended June 30, 1998, due primarily to an increase of 19.8% in the number of Vacation Credits sold as Upgrades during the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The average price per Vacation Credit sold increased to $1.31 per credit for the six months ended June 30, 1999, versus $1.26 per credit for the six months ended June 30, 1998, and reflected an approximate 4% increase in the selling price of Vacation Credits, effective June 29, 1998. The Company instituted another increase the selling prices of Vacation Credits on June 28, 1999, of approximately 4%.

Finance income increased 15.9% to $7.3 million for the six months ended June 30, 1999, compared to $6.3 million for the six months ended June 30, 1998. The increase in finance income reflects the increase in carrying balances of Notes Receivable for the two periods compared and the 1999 impact of an unfavorable mark-to-market adjustment on the residual interest in Notes Receivable sold resulting from early payoffs and rising interest rates. Gains on sales of Notes Receivable increased 78.4% to $9.1 million for the six months ended June 30, 1999, from $5.1 million for the six months ended June 30, 1998. This increase is due to a reduction in the required yield to the Bank Group of 12.5 basis points, effective June 18, 1998, and the new Receivables Warehouse Facility through Prudential Securities Credit Corporation. The new facility has a required yield of 100 basis points over LIBOR.

Other income increased $1.1 million to $2.6 million for the six months ended June 30, 1999, compared to $1.5 million for the six months ended June 30, 1998, due primarily to a gain recorded on the sale of the Bellevue Corporate building of $.9 million in March of 1999.

Vacation Credit and Fractional Interest cost of sales increased to $34.1 million for the six months ended June 30, 1999, from $20.7 million for the six months ended June 30, 1998, an increase of 64.7%, primarily reflecting the increase in sales of Vacation Credits and Fractional Interest sales. As a percentage of Vacation Credit and Fractional Interest sales, cost of sales were 30.3% for the six months ended June 30, 1999, from 26.9% of Vacation Credit sales for the six months ended June 30, 1998. This increase is the result of the Fractional Interests having a higher product cost than Vacation Credits which is offset by lower sales and marketing costs.

Sales and marketing costs increased 29.7% to $50.2 million for the six months ended June 30, 1999, from $38.7 million for the six months ended June 30, 1998. As a percentage of Vacation Credit and Fractional Interest sales, sales and marketing costs decreased to 44.6% for the six months ended June 30, 1999, from 50.3% for the six months ended June 30, 1998. This decrease reflects the sales generated from the new Fractional Interest sales program which has significantly lower sales and marketing costs than Vacation Credit sales. In addition, the new sales offices opened during 1998 have improved closing percentages over last year's start-up phase which further reduces sales and marketing costs. The improvement in sales and marketing costs is also attributable to the price increase effective June 29, 1998, and the changes to the commissions program effective June 30, 1998.

General and administrative expenses increased 38.3% to $11.2 million for the six months ended June 30, 1999, from $8.1 million for the six months ended June 30, 1998. As a percentage of total revenue, general and administrative costs decreased to 8.4% of total revenue for the six months ended June 30, 1999 from 8.9% of total revenue for the six months ended June 30, 1998. Absent the increase in gains on sales of Notes Receivable and Fractional Interest sales, general and administrative expenses, as a percentage of total revenue, would have been slightly higher for the six month ended June 30, 1999, when compared to the same period last year.

Provision for doubtful accounts and recourse liability increased 47.2% to $7.8 million for the six months ended June 30, 1999, from $5.3 million for the six months ended June 30, 1998. As a percentage of Vacation Credit sales, the provision remained comparable at 6.9% for each of the six months ended June 30.

The Company maintains an allowance for doubtful accounts in respect of the Notes Receivable owned by the Company and an allowance for recourse liability in respect of the Notes Receivable that have been sold by the Company. The aggregate amount of these allowances at June 30, 1999, and December 31, 1998, were $25.0 million, and $20.9 million, respectively, representing approximately 7.2% and 6.8%, respectively, of the total portfolio of Notes Receivable at those dates, including the Notes Receivable that had been sold by the Company. No assurance can be given that these allowances will be adequate, and if the amount of the Notes Receivable that are ultimately written off materially exceed the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Note Receivable origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends. The Company also utilizes experience factors of more mature sales sites in establishing the reserve for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the credits associated with such charge-offs to inventory. At June 30, 1999, and December 31, 1998, 1.84% and 1.97% of the Company's total receivables portfolio of $348.3 million and $307.7 million, respectively, were more than 60 days past due.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations from down payments on sales of Vacation Credits and Fractional Interests which are financed, cash sales of Vacation Credits and Fractional Interests, principal and interest on Notes Receivable, and proceeds from sales and borrowings collateralized by Notes Receivable. The Company also generates cash on the interest differential between the interest charged on the Notes Receivable and the interest paid on loans collateralized by Notes Receivable.

During the six months ended June 30, 1999 and 1998, cash provided by operating activities was $13.2 million and $3.1 million, respectively. Cash generated from operating activities increased principally due to the increased sales of Notes Receivable. For the first six months of 1999, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $100.1 million to finance the purchase of Vacation Credits by Owners and Fractional Interests and an increase in inventory of $1.7 million due to additional construction in progress to meet increasing sales demand. Cash provided by operating activities resulted primarily from sales and repayments of Notes Receivable of $88.0 million and net income of $17.7 million. For the six months ended June 30, 1998, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $74.6 million to finance the purchase of Vacation Credits by Owners. Cash provided by operating activities resulted primarily from the sale and repayment of Notes Receivable of $69.5 million and net income of $11.0 million.

Net cash provided by (used in) investing activities for the six months ended June 30, 1999 and 1998, was $.2 million and ($3.8) million, respectively. Cash provided by investing activities was the result of $4.4 million in proceeds from the sale of the Bellevue Corporate building. Cash used in investing activities for the six months ended June 30, 1999, of $4.2 million was the result of final retention payments on the new Corporate headquarters and furniture and equipment related to the new building. Cash used for the same period in 1998 of $3.8 million was for the acquisition of furniture and fixtures and data processing equipment required to meet the growth of the Company.

Net cash (used in) provided by financing activities for the six months ended June 30, 1999 and 1998, was ($13.5) million and $1.9 million, respectively. For the six months ended June 30, 1999, cash used in financing activities was principally the result of payments on the Bank line of credit and other of $6.3 million and a decrease in Due to the Parent on the revolving line of credit of $5.7 million. Cash provided by financing activities for the six months ended June 30, 1998, was principally the result of borrowings on the Bank line of credit of $4.0 million. Cash used in financing activities for the same period was the result of a decrease in Due to Parent of $1.9 million.

Financing of Notes Receivable has been accomplished by use of a $98.0 million Receivable Transfer Agreement from the Bank Group through TW Holdings and a new $75.0 million Receivables Warehouse facility with Prudential Securities Credit Corporation through TW Holdings II. On June 17, 1999, the Company chose not to renew the revolving portion of the $98 million Receivable Transfer Agreement from the Bank Group. The Company expects to be able to transfer the TW Holdings receivables to a new special-purpose entity in conjunction with a private placement of Notes Receivable in August of 1999 and retire the credit facility.

The Company has a $10 million open line of credit with the Parent which bears interest at prime plus 1% (currently 8.75%) per annum. The line of credit is payable on demand. As of June 30, 1999, there was no outstanding indebtedness to the Parent. The Company may advance excess funds to the Parent at prime minus 2% (currently 5.75%) per annum. At June 30, 1999, there was a $0.9 million Receivable from Parent. The Company also has a $30.0 million unsecured revolving line of credit. Outstanding borrowings on the line of credit were $20.0 million at June 30, 1999.

For the remainder of 1999, the Company anticipates spending approximately $28.9 million for acquisitions and development of new resort properties and for expansion and development activities. The Company plans to fund these expenditures with cash generated from operations, including further sales and securitizations of Notes Receivable and borrowings under the revolving credit agreement. Acquisition of new resort sites and properties is an ongoing process and availability of certain properties in desired locations could result in increased expenditures for such activities. The Company believes that, with respect to its current operations, cash generated from operations and future borrowings available under existing agreements, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 1999.

WorldMark maintains a replacement reserve for the WorldMark Resorts which is funded from the annual assessments of the Owners. At June 30, 1999, the amount of such reserve was approximately $10.0 million. The replacement reserve is utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in WorldMark Resorts in which all units are owned by WorldMark. The Company may advance funds to WorldMark from time to time.

Since completed units at various resort properties are acquired or developed in advance and a significant portion of the purchase price of Vacation Credits is financed by the Company, the Company continually needs funds to acquire and develop property, to carry Notes Receivable contracts and to provide working capital. The Company has historically secured additional funds through its revolving credit facility, loans from the Parent and the sale of Notes Receivable through the Finance Subsidiaries. See "Risk Factors - Dependence on Acquisitions of Additional Resort Units for Growth; Need for Additional Capital" of the Company's 1998 Form 10-K.

In the future, the Company may negotiate additional credit facilities, or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, at a fixed or variable interest rate, and may be subject to such additional terms as management deems appropriate.

Year 2000

The Year 2000 issue relates to a flaw in many electronic data processing systems which prevents them from processing year-date data accurately beyond the year 1999. This is the result of using a two-digit representation for the year, for example "99" for "1999". This approach assumed that the first two digits of the abbreviated date are "19". However, when the computer reaches 2000 it may interpret "00" as the year 1900 possibly causing inaccurate data processing or processing to stop altogether.

The Company has completed a review of each line of code for its Reservations, Contract Processing, and Collections applications. These applications have been analyzed and tested and the Company has determined that all these applications are Year 2000 compliant. These critical applications are currently operating in the live environment.

The Marketing system is another critical application which is currently being rewritten, upgraded and analyzed for Year 2000 compliance. The upgrades and Year 2000 compliance on the Marketing system is expected to be completed and tested by the end of the third quarter.

The Company is also monitoring the Year 2000 compliance program of Sage Systems, Inc. (Sage), the servicer of the Company's Notes Receivable portfolio. Sage has represented that 28 programs are being remediated for Year 2000 compliance. The Company will play an active role in reviewing the remediated lines of code and will also participate in the testing of Sage applications.

The Company has incurred approximately $.7 million to date to modify or replace software in order to remediate the Year 2000 issue and anticipates future expenditures of approximately $.3 million. In the worst case, if the remediation is not completed in time, management will employ additional personnel and use PC based applications to maintain critical functions.

Based on its current assessments and remediation plans, the Company does not expect that it will suffer any material disruption of its business as a result of the Year 2000 issue. Nevertheless, the Company is developing a contingency plan to address the possibility of Sage being unable to adequately address Year 2000 issues.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         Incorporated by reference.  See Note 7 of "Notes to Condensed
          Consolidated Financial Statements."

Item 2 - Changes in Securities and Use of Proceeds
         None

Item 3 - Defaults Upon Senior Securities
         None

Item 4 - Submission of Matter to a Vote of Security Holders

         Trendwest   Resorts,   Inc.   (Company)  held  its  Annual  Meeting  of
         Shareholders on June 3, 1999. The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

1.       Election of Directors:

                 Nominee:            Number of shares     Number of shares
                                         voted FOR            Withheld
 ---------------------------------- -------------------- -------------------
 ---------------------------------- -------------------- -------------------
 Jerol E. Andres                        17,017,909               2,040
 Roderick C. Wendt                      17,017,909               2,040
 Linda M. Tubbs                         17,017,909               2,040


2. Proposal to approve the 1999 Trendwest Employee Stock Purchase Plan:

   Number of shares     Number of shares     Number of shares
      voted FOR           voted AGAINST          Withheld
 --------------------- -------------------- --------------------
 --------------------- -------------------- --------------------
      17,019,149                  300                  500


3. Proposal to Ratify the selection of KPMG LLP as independent auditors of the Company for the 1999 fiscal year:

     Number of shares     Number of shares     Number of shares
        voted FOR           voted AGAINST          Withheld
   --------------------- -------------------- --------------------
   --------------------- -------------------- --------------------
        17,019,149                  300                  500

Item 5 - Other Information
                  On June 18, 1999, the Company and JELD-WEN, inc., its largest shareholder, announced that JELD-WEN has retained Banc of
                  America Securities LLC as financial advisor to explore strategic and financial alternatives relating to JELD-WEN's ownership interest in Trendwest Resorts, Inc.. JELD-WEN currently holds approximately 13.7 million shares, or 80% of the Company's outstanding common stock.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits
    2.1      Restated Articles of Incorporation (1)
    2.2      Restated Bylaws (1)
    11       Statement re: Computation of Earnings per share - See note 4 of "Notes to Condensed Consolidated Financial Statements".
    10.41 Receivable Sale Agreement between Registrant and TW Holdings II Dated as of April 15, 1999.
    10.42 Credit Agreement between Registrant, TW Holdings II as Borrower and Prudential Securities
             Credit Corporation as lender dated as of April 15, 1999.
    10.43    Trust  Indenture  between  Registrant,  TW Holdings  II, Sages
             Systems, Inc., and LaSalle National Bank Dated as of April 15,
             1999.
    27       Financial Data Schedule

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


                                      TRENDWEST RESORTS, INC.




Date:      August 10, 1999           /s/ WILLIAM F. PEARE
           ------------------        ------------------------------------------
                                      William F. Peare
                                      President, Chief Executive Officer and
                                      Director (Principal Executive Officer)


Date:      August 10, 1999           /s/ GARY A. FLORENCE
           ------------------        ------------------------------------------
                                      Gary A. Florence
                                      Vice President, Chief Financial Officer
                                      and Treasurer
                                      (Principal Financial Officer)