Form 10-Q
period 1999-09-30
TRENDWEST RESORTS INC
filed 1999-11-12
CIK 1021252

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's no-par voting common stock outstanding as of November 12, 1999: 17,128,721 shares.

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                             (dollars in thousands)

                                                                                    September 30,        December 31,
                                   Assets                                                1999                1998
                                                                                   -----------------    ----------------
                                                                                     (Unaudited)
Assets:
     Cash                                                                      $            35                   9
     Restricted cash                                                                     4,219               2,351
     Notes Receivable, net of allowance for doubtful accounts, sales
        returns and deferred gross profit                                               79,624              93,361
     Accrued interest and other receivables                                             10,955              11,399
     Residual interest in Notes Receivable sold                                         36,339              23,683
     Receivable from Parent                                                              1,660                 --
     Inventories                                                                        41,215              42,309
     Property and equipment, net                                                        20,396              20,343
     Deferred income taxes                                                                 --                  702
     Other assets                                                                        6,592               4,341
                                                                                   -----------------    ----------------
                     Total assets                                              $       201,035             198,498
                                                                                   =================    ================
                    Liabilities and Shareholders' Equity

Liabilities:
     Accounts payable                                                          $         2,802               1,436
     Accrued liabilities                                                                13,490               6,645
     Accrued construction in progress                                                      837               1,064
     Borrowing under bank line of credit                                                 2,000              30,000
     Due to Parent                                                                         --                5,688
     Allowance for recourse liability and deferred gross profit on Notes
        Receivable sold                                                                 13,775              11,250
     Deferred income taxes                                                                 867                  --
     Income taxes payable                                                                   53               1,153
                                                                                   -----------------    ----------------
                     Total liabilities                                                  33,824              57,236

Shareholders' equity:
     Preferred stock, no par value.  Authorized 10,000,000 shares;
        no shares issued or outstanding                                                     --                   --
     Common stock, no par value.  Authorized 90,000,000 shares;
        issued and outstanding 17,128,721 and 17,158,766 shares at September
        30, 1999, and December 31, 1998, respectively.                                  61,279              61,848
     Retained earnings                                                                 105,932              79,414
                                                                                   -----------------    ----------------
                     Total shareholders' equity                                        167,211             141,262

Commitments and contingencies

                                                                                   -----------------    ----------------
                     Total liabilities and shareholders' equity                $       201,035             198,498
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

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                  Three months ended                  Nine months ended
                                                                    September 30,                       September 30,
                                                          ----------------------------------- -----------------------------------
                                                               1999               1998             1999               1998
                                                          ----------------  ----------------- ----------------   ----------------

Revenues:
     Vacation Credit and Fractional Interest sales, net $        62,951             46,530          175,393            123,403
     Finance income                                               3,649              3,368           10,938              9,628
     Gains on sales of Notes Receivable                           3,857              1,828           13,000              7,003
     Resort management services                                     573                521            2,348              1,517
     Other                                                          964                946            3,514              2,459
                                                          ----------------  ----------------- ----------------   ----------------

             Total revenues                                      71,994             53,193          205,193            144,010
                                                          ----------------  ----------------- ----------------   ----------------

Costs and operating expenses:
     Vacation Credit and Fractional Interest cost of
        sales                                                    18,076             13,438           52,179             34,119
     Resort management services                                     438                347            1,256                946
     Sales and marketing                                         27,814             22,346           77,976             61,003
     General and administrative                                   6,664              4,246           17,909             12,312
     Provision for doubtful accounts and recourse
        liability                                                 4,414              3,220           12,234              8,535
     Interest                                                        16                204              125                242
                                                          ----------------  ----------------- ----------------   ----------------

             Total costs and operating expenses                  57,422             43,801          161,679            117,157
                                                          ----------------  ----------------- ----------------   ----------------

             Income before income taxes                          14,572              9,392           43,514             26,853

Income tax expense                                                5,708              3,508           16,996              9,941
                                                          ----------------  ----------------- ----------------   ----------------

             Net income                                 $         8,864              5,884           26,518             16,912
                                                          ================  ================= ================   ================

Basic net income per common share                       $           .52                .34             1.55                .97

Diluted net income per common share                                 .52                .34             1.54                .97

Weighted average shares of common stock and dilutive
potential common stock outstanding:
Basic                                                        17,128,830         17,308,564       17,142,331         17,498,086

Diluted                                                      17,192,251         17,308,564       17,189,894         17,498,086


See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                             (dollars in thousands)
                                   (Unaudited)

                                                                                      Nine months ended September 30,
                                                                                 -------------------------------------------
                                                                                        1999                    1998
                                                                                 -------------------     -------------------
Cash flows from operating activities:
     Net income                                                              $             26,518                  16,912
     Adjustments to reconcile net income to net cash provided by (used
        in) operating activities:
        Depreciation and amortization                                                       1,212                     769
        Gain on sale of property and equipment                                               (870)                     --
        Amortization of residual interest in Notes Receivable sold                          7,919                   4,882
        Provision for doubtful accounts, sales returns and recourse
           liability                                                                       16,166                  11,114
        Recoveries of Notes Receivable charged off                                            176                     159
        Residual interest in Notes Receivables sold                                       (17,994)                 (7,993)
        Unrealized loss (gain) on residual interest in Notes Receivable
           sold                                                                               973                    (534)
        Contract servicing liability arising from sale of Notes Receivable                  2,847                      --
        Amortization of contract servicing liability                                         (129)                     --
        Change in deferred gross profit                                                        27                    (884)
        Deferred income tax expense (benefit)                                               1,569                    (236)
        Issuance of Notes Receivable                                                     (152,773)               (107,651)
        Proceeds from sale of Notes Receivable                                            114,892                  72,152
        Proceeds from repayment of Notes Receivable                                        40,487                  23,302
        Purchase of Notes Receivable                                                       (6,267)                (18,402)
        Changes in certain assets and liabilities:
              Restricted cash                                                              (1,868)                 (1,286)
              Inventories                                                                   1,094                   4,474
              Accounts payable and accrued liabilities                                      3,657                  (5,245)
              Income taxes payable to Parent                                                   --                  (2,755)
              Income taxes payable                                                         (1,100)                   (280)
              Other                                                                        (1,905)                 (2,538)
                                                                                 -------------------     -------------------

          Net cash provided by (used in) operating activities                              34,631                 (14,040)
                                                                                 -------------------     -------------------

Cash flows from investing activities:
     Purchase of property and equipment                                                    (4,709)                 (6,193)
     Proceeds from sale of property and equipment                                           4,412                       --
                                                                                 -------------------     -------------------

          Net cash used in investing activities                                              (297)                 (6,193)
                                                                                 -------------------     -------------------

Cash flows from financing activities:
     Net (repayment) borrowings under bank line of credit and other                       (26,391)                 30,000
     Increase in Receivable from Parent                                                    (1,660)                 (2,022)
     Decrease in Due to Parent                                                             (5,688)                 (1,947)
     Repurchase of common stock                                                              (732)                 (4,894)
     Issuance of common stock                                                                 163                      --
                                                                                 -------------------     -------------------

          Net cash (used in) provided by financing activities                             (34,308)                 21,137
                                                                                 -------------------     -------------------

          Net increase in cash                                                                 26                     904

Cash at beginning of period                                                                     9                      70
                                                                                 -------------------     -------------------

Cash at end of period                                                        $                 35                     974
                                                                                 ===================     ===================

See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                      Nine months ended September 30,
                                                                                 -------------------------------------------
                                                                                        1999                    1998
                                                                                 -------------------     -------------------
Supplemental  disclosures of cash flow  information  cash paid
   during the period for:
        Interest (excluding capitalized amounts of $1,047 and $312,
          respectively)                                                      $                212                     110
        Income taxes                                                                       16,526                  13,212



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

These condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

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

Note 3 - Sale and Securitization of Notes Receivable

On April 15, 1999, the Company created a wholly-owned, special purpose finance company, TW Holdings II, Inc (TW Holdings II). At the same time, the Company entered into a $75 million, 364-day Receivables Warehouse facility (Facility) with Prudential Securities Credit Corporation. The Facility has an advance rate of 90% and has a required yield of LIBOR plus 100 basis points.

On June 17, 1999, the Company chose not to renew the revolving portion of the $98 million Receivable Transfer Agreement from the Bank Group. In conjunction with the private placement of Notes Receivable in August 1999, the Company was able to transfer the TW Holdings, Inc. (TW Holdings), receivables to a new special-purpose entity TRI Funding III, Inc. (TRI Funding III), and retire the credit facility.

In August 1999, the Company sold certain Notes Receivable to TRI Funding III, for cash, a subordinated note payable from TRI Funding III and a residual interest in the excess cash flows of TRI Funding III. TRI Funding III issued six classes of senior notes to institutional investors. The subordinated note payable from TRI Funding III represents the Company's retained interest in Notes Receivable which provides collateral to the holders of the notes issued by the entity and is classified as Notes Receivable on the accompanying balance sheets. The residual interest in the excess cash flows is classified as residual interest in Notes Receivable sold and is measured at fair value.

Note 4 - Basic and Diluted Net Income Per Common Share

The following illustrates the reconciliation of weighted average shares used for basic and diluted net income per share:

                                                    Three months ended                       Nine months ended
                                                       September 30,                           September 30,
                                             ----------------------------------     ------------------------------------
                                                  1999               1998                1999                 1998
                                             ----------------    --------------     ---------------      ---------------
Basic
Weighted average shares outstanding             17,128,830         17,308,564          17,142,331           17,498,086

Diluted
Effect of dilutive securities                       63,421                 --              47,563                   --
                                             ----------------    --------------     ---------------      ---------------
Diluted weighted average shares outstanding     17,192,251         17,308,564          17,189,894           17,498,086
                                             ================    ==============     ===============      ===============

Net income available to common shareholders for basic and diluted net income per share was $8,864 and $5,884 for the three months ended September 30, 1999, and 1998, and $26,518 and $16,912 for the nine months ended September 30, 1999, and 1998, respectively.

At September  30, 1999,  and 1998,  there were  outstanding  options to purchase
433,500  and  487,000   shares  of  common  stock,   respectively,   which  were
anti-dilutive and therefore not included in the computation of diluted net income per common share.

Note 5 - Inventories

Inventories consist of Vacation Credits, Fractional Interests and construction in progress as follows:

                                                                          September 30,          December 31,
                                                                               1999                  1998
                                                                         -----------------     ------------------
         Vacation Credits                                           $           7,553                11,342
         Fractional Interests                                                     757                    --
         Construction in progress                                              32,905                30,967
                                                                         -----------------     ------------------

                  Total inventories                                 $          41,215                42,309
                                                                         =================     ==================


Note 6 - Allowance For Doubtful Accounts, Recourse Liability and Sales Returns

The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the nine months ended September 30, 1999, and the year ended December 31, 1998:

                                                                               1999                  1998
                                                                         -----------------     ------------------
         Balances at beginning of period                            $          20,935                15,240

         Provision for doubtful accounts, sales returns and
             recourse liability                                                16,166                15,435
         Notes Receivable charged-off and sales returns net of
             Vacation Credits recovered                                        (9,991)               (9,919)
         Recoveries                                                               176                   179
                                                                         -----------------     ------------------

         Balances at end of period                                  $          27,286                20,935
                                                                         =================     ==================


         Allowance for doubtful accounts and sales returns          $          16,126                12,363
         Recourse liability on Notes Receivable sold                           11,160                 8,572
                                                                         -----------------     ------------------
                                                                    $          27,286                20,935
                                                                         =================     ==================


Total Notes Receivable outstanding, including Notes Receivable sold, amounted to
$370,028  and  $307,740  at   September   30,  1999,   and  December  31,  1998,
respectively.

Note 7 - Commitments and Contingencies

(a) Purchase Commitments
The Company routinely enters into purchase agreements with various developers to acquire and build resort properties. At September 30, 1999, the Company had outstanding purchase commitments of $44.2 million related to properties under development.

(b) Litigation
The Company is involved in various claims and lawsuits arising from the ordinary course of business. Management believes that outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Note 8 - Segment Reporting

The Company has two reportable segments: sales and financing. The sales segment markets and sells timeshare memberships and Fractional Interests. The finance segment is primarily responsible for servicing and collecting Notes Receivable originated in conjunction with the financing of sales of Vacation Credits and Fractional Interests. The finance segment does not include TW Holdings, TW Holdings II, Trendwest Funding I, Inc., Trendwest Funding II, Inc., and Trendwest Funding III. Management evaluates the business based on sales and marketing activities as these are the primary drivers of the business.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profits or losses from sales and marketing activities on a pre-tax basis. Intersegment revenues are recorded at market rates as if the transactions occurred with third parties. Assets are not reported by segment.

The following tables summarize the segment activity of the Company:

                                                                                                   Segment
Three months ended September 30, 1999:               Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $        62,951            923            573           64,447
Interest revenue - net                                     --          1,514             --            1,514
Interest revenue-intersegment                              --          1,039             --            1,039
Intersegment revenue                                       --            416             --              416
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $        62,951          3,892            573           67,416

Segment profit                                $        11,500          2,723            135           14,358

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                $         5,422             --             --            5,422

                                                                                                   Segment
Three months ended September 30, 1998:               Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $        46,530            926            521           47,977
Interest revenue - net                                     --            927             --              927
Interest revenue-intersegment                              --            811             --              811
Intersegment revenue                                       --            157             --              157
                                                   -----------    -----------     -----------    -------------
         Segment revenue                      $        46,530          2,821            521           49,872

Segment profit                                $         6,852          1,993            174            9,019

Significant non-cash items:
Provision for doubtful accounts, sales
  returns and recourse liability              $         4,053             --             --            4,053

                                                                                                   Segment
Nine months ended September 30, 1999:                Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $       175,393          3,399          2,348          181,140
Interest revenue - net                                     --          3,706             --            3,706
Interest revenue-intersegment                              --          2,626             --            2,626
Intersegment revenue                                       --          1,481             --            1,481
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $       175,393         11,212          2,348          188,953

Segment profit                                $        29,776          7,903          1,092           38,771

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                $        16,166             --             --           16,166
Gain on sale of property and equipment        $            --            870             --              870


                                                                                                   Segment
Nine months ended September 30, 1998:                Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $       123,403          2,404          1,517          127,324
Interest revenue - net                                     --          2,730             --            2,730
Interest revenue-intersegment                              --          2,109             --            2,109
Intersegment revenue                                       --            696             --              696
                                                   -----------    -----------     -----------    -------------
         Segment revenue                      $       123,403          7,939          1,517          132,859

Segment profit                                $        18,055          5,507            571           24,133

Significant non-cash items:
Provision for doubtful accounts, sales
  returns and recourse liability              $        11,114             --             --           11,114

The following table provides a reconciliation of segment revenues and profits to the consolidated amounts:

                                                         Three Months                    Nine Months
                                                     Ended September 30,             Ended September 30,
                                                     1999           1998            1999            1998
                                                   -----------    -----------    ------------    -------------
Segment revenue                                 $     67,416         49,872         188,953          132,859
Interest expense reported net of interest
    income                                                16            204             125              242
Elimination of intersegment revenue                   (1,455)          (968)         (4,107)          (2,805)
Finance subsidiaries revenue                           6,017          4,085          20,222           13,714
                                                   -----------    -----------    ------------    -------------
               Consolidated revenue             $     71,994         53,193         205,193          144,010
                                                   ===========    ===========    ============    =============

Segment profit                                  $     14,358          9,019          38,771           24,133
Corporate overhead not included in segment
    reporting                                         (3,683)        (2,733)        (10,672)          (8,150)
Finance subsidiaries profit                            3,897          3,106          15,415           10,870
                                                   -----------    -----------    ------------    -------------
            Consolidated pre-tax income         $     14,572          9,392          43,514           26,853
                                                   ===========    ===========    ============    =============

     All of the Company's revenue from external customers is derived from sales within the United States.

Note 9 - Subsequent Event

On October 21, 1999, the Company entered into a forward exchange contract to deliver $6.6 million CDN at a rate of 1.4752 CND/USD on February 15, 2000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998

The Company achieved total revenues of $72.0 million for the three months ended September 30, 1999, compared to $53.2 million for the three months ended September 30, 1998, an increase of 35.3%. The principal reasons for the overall improvement were a 26.2% increase in Vacation Credit sales to $58.7 million for the three months ended September 30, 1999, from $46.5 million for the three months ended September 30, 1998, sales of Fractional Interests of $4.3 million and gains on sales of Notes Receivable from the August, 1999, private placement. The Fractional Interest sales program commenced pre-selling of fractional interests at the Depoe Bay resort on the Oregon Coast in October 1998. The

Company exercised its purchase option in April of 1999 and began recognizing revenue from the pre-sales at that time. The increase in Vacation Credit sales was primarily the result of a 21.0% increase in the number of Vacation Credits sold to 43.2 million during the three months ended September 30, 1999, from 35.7 million during the three months ended September 30, 1998. This increase was the result of the continued maturation of sales offices opened in 1998 and increased Upgrade sales. Revenues from Upgrade sales increased 22.2% to $7.7 million for the three months ended September 30, 1999, from $6.3 million for the three months ended September 30, 1998, due primarily to an increase of 22.7% in the number of Vacation Credits sold as Upgrades during the three months ended September 30, 1999, compared to the three months ended September 30, 1998. The average price per Vacation Credit sold increased to $1.36 per credit for the three months ended September 30, 1999, versus $1.29 per credit for the three months ended September 30, 1998, and reflected an approximate 4% increase in the selling price of Vacation Credits, effective June 28, 1999.

Finance income increased 5.9% to $3.6 million for the three months ended September 30, 1999, from $3.4 million for the three months ended September 30, 1998. The increase in finance income primarily reflects the increase in carrying balances of Notes Receivable for the two periods compared. Gains on sales of Notes Receivable increased 117.0% to $3.9 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998, due primarily to an increase in the principal balances of Notes Receivable sold and the August, 1999, asset backed securitization of $160.0 million of Notes Receivable through Prudential Securities. The Notes were issued by a newly formed special purpose entity, TRI Funding III, Inc., and will be secured by the cash flow on $169.7 million of receivables, and a reserve account.

Vacation Credit and Fractional Interest cost of sales increased to $18.1 million for the three months ended September 30, 1999, from $13.4 million for the three months ended September 30, 1998, an increase of 35.1%, primarily reflecting the increase in sales of Vacation Credits and Fractional Interests. Sales recognition of Fractional Interests began in the second quarter of 1999, and have a higher relative product cost, as a percentage of Vacation Credit and Fractional Interest sales, than Vacation Credits which is offset by the lower sales and marketing costs. As a percentage of Vacation Credit and Fractional Interests sales, cost of sales remained comparable at 28.7% and 28.8% of Vacation Credit and Fractional Interest sales for the two periods compared.
Lower cost of sales for Vacation Credits sold, for the two periods compared, were offset by the higher cost of sales of Fractional Interests sold for the two periods compared.

Sales and marketing costs increased 24.7% to $27.8 million for the three months ended September 30, 1999, from $22.3 million for the three months ended September 30, 1998. As a percentage of Vacation Credit and Fractional Interest sales, sales and marketing costs decreased to 44.1% for the three months ended September 30, 1999, from 48.0% for the three months ended September 30, 1998. This decrease reflects the sales generated from the new Fractional Interest sales program which has significantly lower sales and marketing costs than Vacation Credit sales. In addition, the new sales offices opened during 1998 have improved closing percentages over last year's start-up phase which further reduces sales and marketing costs. The improvement in sales and marketing costs is also attributable to the price increase effective June 29, 1999, and the changes to the commissions program effective June 30, 1998.

General and administrative expenses increased 59.5% to $6.7 million for the three months ended September 30, 1999 from $4.2 million for the three months ended September 30, 1998. As a percentage of total revenue, general and administrative costs increased to 9.3% for the three months ended September 30, 1999 from 7.9% for the three months ended September 30, 1998. The increase is the result of additions to the infrastructure to support the Company's continued growth.

Provision for doubtful accounts and recourse liability increased 37.5% to $4.4 million for the three months ended September 30, 1999 from $3.2 million for the three months ended September 30, 1998. As a percentage of Vacation Credit and Fractional Interest sales, the provision remained comparable at 7.0% for the three months ended September 30, 1999 and 6.9% for the three months ended September 30, 1998.

Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998

The Company achieved total revenues of $205.2 million for the nine months ended September 30, 1999, compared to $144.0 million for the nine months ended September 30, 1998, an increase of 42.5%. The principal reasons for the overall improvement were a 32.7% increase in Vacation Credit sales to $163.8 million for the nine months ended September 30, 1999, from $123.4 million for the nine months ended September 30, 1998, and sales of Fractional Interests of $11.6 million. The Fractional Interest sales program commenced pre-selling of Fractional Interests at the Depoe Bay resort on the Oregon Coast in October 1998. The Company exercised its purchase option in April of 1999 and began recognizing revenue from the pre-sales at that time. The increase in Vacation Credit sales was primarily the result of a 29.1% increase in the number of Vacation Credits sold to 123.2 million during the nine months ended September 30, 1999, from 95.4 million during the nine months ended September 30, 1998 and resulted from the continued maturation of sales offices opened in 1998 and increased Upgrade sales. Revenues from Upgrade sales increased 20.6% to $22.8 million for the nine months ended September 30, 1999 from $18.9 million for the nine months ended September 30, 1998, due primarily to an increase of 20.3% in the number of Vacation Credits sold as Upgrades during the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The average price per Vacation Credit sold increased to $1.33 per credit for the nine months ended September 30, 1999, versus $1.27 per credit for the nine months ended September 30, 1998, and reflected the approximate 4% increases in the selling price of Vacation Credits, effective June 29, 1998 and June 28, 1999, respectively.

Finance income increased 13.5% to $10.9 million for the nine months ended September 30, 1999, compared to $9.6 million for the nine months ended September 30, 1998. The increase in finance income reflects the increase in carrying balances of Notes Receivable for the two periods compared. Gains on sales of Notes Receivable increased 85.7% to $13.0 million for the nine months ended September 30, 1999, from $7.0 million for the nine months ended September 30, 1998 due primarily to an increase in the principal balances of Notes Receivable sold and the August 1999, asset backed securitization of $160.0 million of Notes Receivable through Prudential Securities.

Other income increased $1.0 million to $3.5 million for the nine months ended September 30, 1999, compared to $2.5 million for the nine months ended September 30, 1998, due primarily to a gain recorded on the sale of the Bellevue Corporate building of $.9 million in March of 1999.

Vacation Credit and Fractional Interest cost of sales increased to $52.2 million for the nine months ended September 30, 1999, from $34.1 million for the nine months ended September 30, 1998, an increase of 53.1%, primarily reflecting the increase in sales of Vacation Credits and Fractional Interests. Sales recognition of Fractional Interests began in the second quarter of 1999, and have a higher relative product cost, as a percentage of Vacation Credit and Fractional Interest sales, than Vacation Credits which is offset by the lower sales and marketing costs. As a percentage of Vacation Credit and Fractional Interests sales, cost of sales increased to 29.8% for the nine months ended September 30, 1999 compared to 27.6% for the nine months ended September 30, 1998.

Sales and marketing costs increased 27.9% to $78.0 million for the nine months ended September 30, 1999, from $61.0 million for the nine months ended September 30, 1998. As a percentage of Vacation Credit and Fractional Interest sales, sales and marketing costs decreased to 44.5% for the nine months ended September 30, 1999, from 49.4% for the nine months ended September 30, 1998. This decrease reflects the sales generated from the new Fractional Interest sales program which has significantly lower sales and marketing costs than Vacation Credit sales. In addition, the new sales offices opened during 1998 have improved closing percentages over last year's start-up phase which further reduces sales and marketing costs. The improvement in sales and marketing costs is also attributable to the price increases effective in late June 1998 and late June 1999, respectively, and the changes to the commissions program effective June 30, 1998.

General and administrative expenses increased 45.5% to $17.9 million for the nine months ended September 30, 1999 from $12.3 million for the nine months ended September 30, 1998. As a percentage of total revenue, general and administrative costs were comparable at 8.7% and 8.5% of total revenue for the two periods compared.

Provision for doubtful accounts and recourse liability increased 43.5% to $12.2 million for the nine months ended September 30, 1999 from $8.5 million for the nine months ended September 30, 1998. As a percentage of Vacation Credit and Fractional Interest sales, the provision remained comparable at 7.0% and 6.9% for the nine months ended September 30, 1999, and 1998, respectively.

The Company maintains an allowance for doubtful accounts in respect of the Notes Receivable owned by the Company and an allowance for recourse liability in respect of the Notes Receivable that have been sold by the Company. The aggregate amount of these allowances at September 30, 1999, and December 31, 1998, were $27.3 million, and $20.9 million, respectively, representing approximately 7.4% and 6.8%, respectively, of the total portfolio of Notes Receivable at those dates, including the Notes Receivable that had been sold by the Company. No assurance can be given that these allowances will be adequate, and if the amount of the Notes Receivable that are ultimately written off materially exceed the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends. The Company also utilizes experience factors of more mature sales sites in establishing the reserve for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the credits associated with such charge-offs to inventory. At September 30, 1999, and December 31, 1998, 1.80% and 1.97% of the Company's total receivables portfolio of $370.0 million and $307.7 million, respectively, were more than 60 days past due.

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

During the nine months ended September 30, 1999 and 1998, cash provided by (used in) operating activities was $34.6 million and ($14.0) million, respectively. Cash generated from operating activities increased principally due to the increased sales of Notes Receivable. For the first nine months of 1999, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $159.1 million to finance the purchase of Vacation Credits by Owners. Cash provided by operating activities resulted primarily from sales and repayments of Notes Receivable of $155.4 million and net income of $26.5 million. For the nine months ended September 30, 1998, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $126.1 million to finance the purchase of Vacation Credits by Owners. Cash provided by operating activities resulted primarily from the sale and repayment of Notes Receivable of $95.5 million and net income of $16.9 million.

Net cash used in investing activities for the nine months ended September 30, 1999 and 1998, was $.3 million and $6.2 million, respectively. Cash provided by investing activities was the result of $4.4 million in proceeds from the sale of the Bellevue corporate building. Cash used in investing activities for the nine months ended September 30, 1999, of $4.7 million was the result of final retention payments on the new corporate headquarters and furniture and equipment related to the new building. Cash used for the same period in 1998 of $6.1 million was for progress payments on the new corporate headquarters, the acquisition of furniture and fixtures and data processing equipment required to meet the growth of the Company.

Net cash (used in) provided by financing activities for the nine months ended September 30, 1999 and 1998, was ($34.3) million and $21.1 million, respectively. For the nine months ended September 30, 1999, cash used in financing activities was the result of $26.4 million reduction in net borrowings under bank line of credit and other, a $5.7 million decrease in due to Parent, a $1.7 million increase in receivable from parent and $.7 million repurchase of common stock. For the nine months ended September 30, 1998, cash used in financing activities was principally the result of repurchasing $4.9 million or 434,600 shares of common stock. Cash provided was principally the result of borrowings of $30.0 million on the Company's $30.0 million revolving credit facility.

Financing of Notes Receivable had been accomplished by use of a $98.0 million Receivable Transfer Agreement from the Bank Group through TW Holdings and a new $75.0 million Receivables Warehouse facility with Prudential Securities Credit Corporation through TW Holdings II. On June 17, 1999, the Company chose not to renew the revolving portion of the $98 million Receivable Transfer Agreement from the Bank Group. The TW Holdings receivables were transferred to a new special-purpose entity TRI Funding III in conjunction with a private placement of Notes Receivable in August of 1999 and the credit facility was retired. At September 30, 1999, $10 million of receivables were outstanding and transferred under the $75 million TW Holdings II Receivables Warehouse facility.

In August 1999, the Company sold certain Notes Receivable to TRI Funding III, for cash, a subordinated note payable from TRI Funding III and a residual interest in the excess cash flows of TRI Funding III.

The Company has a $10 million open line of credit with the Parent which bears interest at prime plus 1% (currently 9.25%) per annum. The line of credit is payable on demand. As of September 30, 1999, there was no outstanding indebtedness to the Parent. The Company may advance excess funds to the Parent at prime rate minus 2% (currently 6.25%) per annum. At September 30, 1999 there was a $1.7 million Receivable from Parent. The Company also has a $30.0 million unsecured revolving line of credit. Outstanding borrowings on the line of credit were $2.0 million at September 30, 1999.

Through the end of 2000, the Company anticipates spending approximately $121.4 million for acquisitions and development of new resort properties and for expansion and development activities. The Company plans to fund these expenditures with cash generated from operations, including further sales and securitizations of Notes Receivable. The Company believes that, with respect to its current operations, cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 2000.

WorldMark maintains a replacement reserve for the WorldMark Resorts which is funded from the annual assessments of the Owners. At September 30, 1999, the amount of such reserve was approximately $11.2 million. The replacement reserve is utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in WorldMark Resorts in which all units are owned by WorldMark. The Company may advance funds to WorldMark from time to time.

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

As of September 30, 1999, mission-critical applications such as Reservations, Contract Processing, Collections and Marketing have been analyzed and tested and the Company has determined that all these applications are Year 2000 compliant. Each of these critical applications is currently operating in the live environment. In many cases, the applications are performing transactions with Year 2000 dates and the Company has not experienced any Year 2000 issues.

The Company expended considerable effort in the third quarter to monitor the Year 2000 compliance program of Sage Systems, Inc. (Sage), the servicer of the Company's Notes Receivable portfolio. Sage and the Company worked closely together to analyze all of the date-sensitive code, which Sage utilizes to service the Company's receivables. Every line of this code was reviewed and the necessary remediation was performed. The Company and Sage performed tests on the remediated code to verify it was Year 2000 compliant.

The Company has incurred approximately $.8 million to date to modify or replace software in order to remediate the Year 2000 issue and has $.2 million budgeted for any potential future expenditures.

Based on its current assessments and remediation plans, the Company does not expect that it will suffer any material disruption of its business as a result of the Year 2000 issue. Nevertheless, the Company will be performing further testing and developing Year 2000 contingency plans between now and the end of the calendar year.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes primarily as a result of its financing of timeshare purchases, the sale and securitization of notes receivable and borrowing under revolving lines of credit. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, the Company borrows funds, sells or securitizes Notes Receivable primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not maintain a trading account for any class of financial instrument, it does not purchase high risk derivative instruments and it is not directly subject to commodity price risk. There have been no material changes to the Company's exposure to market risk since December 31, 1998.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
                  Incorporated by reference. See Note 7 of "Notes to Condensed Consolidated Financial Statements."

Item 2 - Changes in Securities and Use of Proceeds
                  None

Item 3 - Defaults Upon Senior Securities
                  None

Item 4 - Submission of Matter to a Vote of Security Holders
                  None

Item 5 - Other Information
                  None

Item 6 - Exhibits and Reports on Form 8-K
(a)      Exhibits
         3.1      Restated Articles of Incorporation (1)
         3.2      Restated Bylaws (1)
         11       Statement re: Computation of Earnings per share. Incorporated by reference. See Note 4 of "Notes to Condensed
                  Consolidated Financial Statements."
         10.44    Receivables  Purchase Agreement among Registrant,  TRI Funding
                  II, Inc.,  TRI Funding  Company I, LLC, TW Holdings,  Inc., TW
                  Holdings II,  Inc.,  and TRI Funding  III,  Inc.,  dated as of
                  August 1, 1999.
         10.45    Indenture among  Registrant,  TRI Funding III, Inc. and
                  Norwest Bank  Minnesota,  National  Association  Dated as
                  of August 1, 1999.
         10.46    Servicing  Agreement among  Registrant,  TRI Funding III, Inc.
                  and Norwest Bank Minnesota,  National  Association  Dated as
                  of August 1, 1999.
         10.47    Purchase Agreement Between TRI Funding III, Inc., and
                  Prudential Securities Incorporated Dated August 18, 1999.
         27       Financial Data Schedule

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


                                         TRENDWEST RESORTS, INC.




Date:      November 12, 1999            /s/ WILLIAM F. PEARE
           -------------------          --------------------------------------
                                         William F. Peare
                                         President, Chief Executive Officer and
                                         Director (Principal Executive Officer)


Date:      November 12, 1999            /s/ GARY A. FLORENCE
           -------------------          --------------------------------------
                                         Gary A. Florence
                                         Vice President, Chief Financial Officer
                                         and Treasurer
                                         (Principal Financial Officer)