Form 10-K
period 1999-12-31
TRENDWEST RESORTS INC
filed 2000-03-30
CIK 1021252

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

     Aggregate market price of shares held by non-affiliates at March 20, 2000 was $50,141,385.25, consisting of 2,145,086 shares.

     The number of shares of common stock outstanding on March 20, 2000 was 16,932,378 shares.

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

     Portions of the Company's Proxy Statement for the 2000 Annual Meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Trendwest Resorts, Inc., (Company) markets, sells and finances timeshare Vacation Ownership Interests in the form of Vacation Credits and Fractional Interests. The Company also acquires, develops and manages timeshare resorts. The Company's timeshare resorts (except Fractional Interests) are owned and operated through WorldMark, the Club, (WorldMark) a non-profit mutual benefit corporation organized by Trendwest in 1989 to provide an innovative, flexible vacation ownership system. The Company presently sells Vacation Ownership interests in Alaska, Arizona, California, Idaho, Oregon, Utah and Washington primarily through off-site sales offices. Fractional Interests are sold on-site at the Depoe Bay resort in Oregon.

     Trendwest sells Vacation Ownership Interests in the form of Vacation Credits, which are created by the transfer to WorldMark of resort units purchased or developed by the Company, and Fractional Interests. Vacation Credits can be used by Owners to reserve units at any of the WorldMark resorts, at any time of the year and in increments as short as one day. The use of Vacation Credits is not tied to any particular resort unit or time period as is typical in the timeshare industry. The Company believes that the combination of multiple WorldMark Resorts and the Company's Vacation Credit system provides Owners with an attractive range of vacation planning choices and values not generally available within the timeshare industry. The Company's Vacation Credit system with multiple WorldMark Resorts facilitates the sale of Vacation Credits at off-site sales offices located in major metropolitan areas and reduces dependence on on-site sales centers located at more remote resort locations. The Company was formed as a pure Vacation Credit system and its operations infrastructure was designed to facilitate such an operation. Often, other timeshare operations have overlaid a "points-based" club onto a traditional fixed week product.

     Fractional Vacation Ownership Interests represent deeded fixed intervals in timeshare condominiums and are not transferred to WorldMark. The Company's first Fractional program, at the Depoe Bay resort on the Oregon Coast, commenced pre-selling in October, 1998 and began recognizing revenue from these sales in April, 1999 when the Company took possession of the property. The 377 Fractional Interests each representing a 13th share ownership in a condominium were completely sold out by October, 1999. The Company will continue to develop Fractional ownership programs at strategic locations with high demand.

     The Company sells vacation credits at twenty-four sales offices, fifteen of which are located off-site in metropolitan areas. The other sales offices are located on-site at nine of the WorldMark Resorts.

RECENT DEVELOPMENTS

     On October 22, 1999, the Company formed Trendwest South Pacific, Pty. Ltd. (Trendwest South Pacific) as a wholly-owned subsidiary. Trendwest South Pacific is an Australian corporation formed for the purpose of conducting sales, marketing and resort development activities in the South Pacific. As of December 31, 1999, Trendwest South Pacific had no activity other than general and administrative expenses associated with the start-up of operations.

     The Company is currently in the process of registering its product with Australian regulators. The Company anticipates commencing sales operations in April, 2000 following regulatory approval.

CORPORATE BACKGROUND AND CONSOLIDATION OF FINANCE SUBSIDIARIES

     The Company commenced its timeshare business as a wholly-owned subsidiary of JELD-WEN in 1989 with three condominium units. JELD-WEN is currently the Company's principal shareholder. JELD-WEN is a privately owned company that was founded in 1960 and is a major manufacturer of doors, windows and millwork products. Headquartered in Klamath Falls, Oregon, JELD-WEN has diversified operations located throughout the United States and in numerous foreign countries that include manufacturing, hospitality and recreation, retail, financial services and real estate.

     The Company raises capital for property acquisitions and working capital by selling or securitizing Notes Receivable through four subsidiaries (the "Finance Subsidiaries"). Prior to June 30, 1997, two of the Finance

Subsidiaries were owned by JELD-WEN. Effective June 30, 1997, the Company acquired the two Finance Subsidiaries from JELD-WEN for 5,193,693 shares of the Company's Common Stock (the "Consolidation Transactions"). On August 15, 1997, the Company consummated its public offering.

     The Company has transactions with other JELD-WEN subsidiaries and related parties. See note 14 "Related Party Transactions" in the notes to the combined and consolidated financial statements included herein.

     The Company was incorporated in Oregon in 1989. The Company's principal executive offices are located at 9805 Willows Road, Redmond, Washington 98052, and its telephone number is (425) 498-2500.

WORLDMARK

     WorldMark is a California nonprofit mutual benefit corporation formed by Trendwest in 1989. WorldMark's articles of incorporation provide that the specific purpose for which it was formed is to own, operate and manage the real property conveyed to it by the Company for the benefit of the WorldMark Owners. There are 87,432 Owners at December 31, 1999. Owners receive the right to use all WorldMark Resort units and the right to vote to elect WorldMark's board members and to vote with respect to certain major WorldMark matters. The number of votes that each Owner has is based on the number of Vacation Credits owned.

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

     An Owner may also purchase bonus time ("Bonus Time") from WorldMark for use when space is available. Bonus Time can only be reserved within fourteen days of use for drive-to locations and within thirty days of use for exotic locations (Hawaii, Mexico and Fiji). Bonus Time gives Owners the opportunity to use available units on short notice at a reduced rate (generally from $20 to $50 per night, mid-week in the off-season) and to obtain usage beyond their Vacation Credit allotment.

     WorldMark collects maintenance dues from Owners based on the number of Vacation Credits owned. Currently, the annual dues are $249 for the first 5,000 Vacation Credits owned, plus approximately $76 for each additional increment of 2,500 Vacation Credits owned. These dues are intended to cover WorldMark's operating costs, including condominium association dues at the WorldMark Resorts. The Company pays WorldMark the dues on all unsold Vacation Credits. Such payments totaled $1,376,000, $1,107,000 and $793,000 in 1999, 1998 and
1997, respectively.

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

                             THE WORLDMARK RESORTS

     The following table sets forth certain information as of December 31, 1999, regarding each existing WorldMark Resort, planned expansion at existing WorldMark Resorts through 2001, and planned new WorldMark Resorts through 2001:

                                                                   EXISTING
                                                    DATE            UNITS
                                                 CONTRIBUTED          IN       PLANNED    TOTAL UNITS
   EXISTING RESORTS          LOCATION          TO WORLDMARK(a)     SERVICE    EXPANSION   ANTICIPATED   RCI RATING(b)
   ----------------          --------          ---------------     --------   ---------   -----------   -------------
ARIZONA
  Pinetop                Pinetop/Lakeside     August 1999              60          --           60       (f)
  Vistoso                Tucson               December 1999            19          85          104       (f)
BRITISH COLUMBIA
  Sundance               Whistler             February 1992            25          --           25       Gold Crown
  Cascade Lodge          Whistler             September 1999           42          --           42       (f)
CALIFORNIA
  North Shore Estates    Bass Lake            October 1991             61          --           61       Gold Crown
  Beachcomber            Pismo Beach          April 1993               20          --           20       Gold Crown
  Palm Springs           Palm Springs         July 1995                64          --           64       R.I.D.
  Big Bear               Big Bear Lake        April 1996               58          --           58       Gold Crown
  Clear Lake             Nice                 July 1998                88          --           88       Gold Crown
  Angels Camp            Angels Camp          September 1998          100          --          100       Gold Crown
  Marina                 Monterey Bay         November 1999            33          --           33       (f)
FIJI
  Denarau Island         Denarau Island       December 1999            38          38           76(c)    (f)
HAWAII
  Valley Isle            Maui                 April 1990               14          --           14       Gold Crown
  Kapaa Shores           Kauai                July 1991                49          --           49       Gold Crown
  Kona                   Hawaii               November 1997            64          --           64       Gold Crown
MEXICO
  Coral Baja             San Jose del Cabo    November 1994           136          --          136       Gold Crown
NEVADA
  Lake Tahoe             Stateline            January 1991             50          --           50       R.I.D
  Las Vegas              Las Vegas            December 1996            42          --           42       Gold Crown
OREGON
  Eagle Crest            Redmond              September 1989           81          --           81       Gold Crown
  Gleneden Beach         Lincoln City         March 1996               80          --           80       Gold Crown
  Running Y Ranch        Klamath Falls        February 1997            81          --           81       Gold Crown
  Schooner Landing       Newport              September 1997           13(d)       --           13       Gold Crown
  Depoe Bay              Depoe Bay            April 1999               54          60          114       Gold Crown
UTAH
  Wolf Creek             Eden                 June 1998                71(e)       --           71       Gold Crown
  Harbor Village         Bear Lake            January 1999              6          20           26       (f)
WASHINGTON
  Lake Chelan Shores     Chelan               August 1990              13          --           13       Gold Crown
  Surfside               Long Beach           September 1991           25          --           25       R.I.D.
  Discovery Bay          Sequim               January 1992             41           5           46       Gold Crown
  Park Village           Leavenworth          July 1992                72          --           72       Gold Crown
  Mariner Village        Ocean Shores         June 1994                32          --           32       Gold Crown
  Birch Bay              Blaine               January 1995            103          --          103       Gold Crown

                                              EXPECTED
PLANNED RESORTS                               COMPLETION
-----------------------                        --------------
  The Canadian           Vancouver, BC        April 2000               --          43           43
  Lake of the Ozarks     Ozarks, MO           September 2000           --         100          100
  Branson                Branson, MO          December 2000            --          81           81
  Kihei                  Maui, HI             April 2001               --         200          200
  Oceanside              Oceanside, CA        July 2001                --         140          140
  Las Vegas              Las Vegas, NV        October 2001             --         200          200
  St. George             St. George, UT       December 2000            --          60           60
                                                                    -----       -----        -----
         Total                                                      1,635       1,032        2,667
                                                                    =====       =====        =====

---------------
(a) The dates in this column indicate, for each resort, the month and year in which the first completed units at such resort were transferred to WorldMark. At certain resorts, additional units were transferred to WorldMark at later dates.

(b) Gold Crown and Resort of International Distinction ("R.I.D.") are resort ratings awarded annually by RCI. In February 2000, approximately 19% of the resorts reviewed by RCI received a Gold Crown rating, the highest rating awarded by RCI, and approximately 14% of the resorts reviewed by RCI received an R.I.D. rating, the second-highest rating awarded by RCI.

(c) Ten units will be contributed to WorldMark South Pacific (see "Recent Developments") when completed.

(d) The Company purchased 659 weeks of time per year from Schooner's Landing and deeded the rights to this time to WorldMark. This is equivalent to 13 condominium units.

(e) The Company purchased 490 weeks of time per year from Wolf Creek and deeded the rights to this time to WorldMark. This is equivalent to 9 condominium units. The remaining 62 units were constructed by the Company.

(f) This resort has not yet been rated by RCI.

SALES AND MARKETING

     The Company's sales of Vacation Credits primarily occur at fifteen off-site sales offices located in metropolitan areas in four regions. The remainder of the Company's sales of Vacation Credits occur at nine on-site sales offices. Fractional Interest sales occurred on-site at the Depoe Bay resort in Depoe Bay, Oregon. In 1999, 80% of the Company's Vacation Credit sales were generated by off-site sales offices.

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

     The Company's off-site sales offices are approximately 6,000 square feet and include a theater, sales area and reception area. Each off-site sales center is staffed by a sales manager, an office administrator, approximately 10 to 25 salespeople, two developer's representatives, and additional staff for guest registration and clerical assistance. The on-site sales offices are approximately 3,000 square feet and generally include similar facilities and a smaller number of staff compared to the off-site sales offices.

     The Company uses a variety of marketing programs to attract prospective Owners, including sponsored promotional contests offering vacation packages or gifts, targeted mailings and telemarketing efforts, and various other promotional programs. The Company also co-sponsors sweepstakes, giveaways and other promotional programs with professional teams at major sporting events (such as Portland Trail Blazers basketball games and Seattle Mariners baseball games) and with supermarkets. The Company continually monitors and adjusts its marketing programs to improve efficiency. Trendwest targets prospective Owners through an analysis of age, income and travel interests. One of the many marketing programs used by the Company delivers targeted prospective Owners a notice related to the specific promotion, inviting the prospective Owner to call the Company's toll-free voice mail system to leave a return phone number. Those persons who call the Company and leave their phone number receive a call from the Company to invite them to visit an off-site sales office and attend a sales presentation. As an incentive to attend the presentation, the Company offers gifts, such as an overnight trip or electronic equipment.

     Printed information regarding Trendwest and WorldMark's properties, as well as the rights and obligations of Owners, is provided to each prospective member before Vacation Ownership Interests are sold. Prior to finalizing a sale, each new Owner meets with one of the Company's developer's representatives to discuss the new Owner's reasons for joining and to review the rights and obligations of Owners. The purpose of this meeting is to allow prospective Owners to review their proposed commitment in an environment separate from the sales process.

     Under the laws of each state where the Company sells Vacation Ownership Interests, each purchaser has a right to rescind the purchase for a period ranging from three to fourteen calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company, depending on the state. The Company's current practice is to allow all purchasers a minimum rescission period of seven days, even if state law allows a shorter period. During 1999 and 1998, the Company had a rescission rate of 16.3% and 16.7% respectively, which is consistent with the Company's historical experience.

     Trendwest offers existing Owners cash awards for referrals of potential new Owners. The Company maintains a staff of marketing individuals who specialize in promoting referrals by existing Owners. In addition, as part of the Company's ongoing marketing efforts, it offers existing Owners the opportunity to purchase additional Vacation Credits (Upgrade Sales) generally at a discount from the current price. Owners may purchase additional Vacation Credits in increments of 1,000. Trendwest currently employs 36 sales representatives who specialize in Upgrade Sales. Sales of Vacation Credits from the Company's owner referral program and Upgrade Sales contributed in the aggregate approximately 27.6% and 26.5% of the Company's net Vacation Credit sales in 1999 and 1998, respectively.

CUSTOMER FINANCING

     Since an important component of the Company's sales strategy is the affordability of Vacation Credits, the Company believes that a significant portion of its sales will continue to be financed by the Company. In 1999, the average new Owner purchased approximately 6,519 Vacation Credits for a purchase price of approximately $8,855 and the Company financed approximately 88% of the aggregate purchase price of Vacation Credits sold to new Owners with an average new Note Receivable of approximately $7,794. During 1999, the aggregate amount of Notes Receivable generated in connection with the sale of Vacation Credits to new Owners was approximately $175.0 million. Both Vacation Credit and Fractional Interest sales require a down payment of at least 10% of the purchase price. Notes Receivable relating to Vacation Credit sales have a term of up to seven years at interest rates of 13.9% or 14.9%. Notes Receivable relating to Fractional Interest sales have a term of up to ten years at interest rates of up to 11.9%.

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

     At December 31, 1999, an aggregate of $389.9 million of Notes Receivable were outstanding, of which approximately $100.9 million with a weighted average interest rate of 14.1% per annum had been retained by the Company. The balance of approximately $289.0 million of Notes Receivable had been sold by the Company prior to that date. The Company retains limited recourse liability for Notes Receivable sold. The Company may continue to sell a substantial amount of its Notes Receivable. See "Liquidity and Capital Resources -- Finance Subsidiaries", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors -- Risks Associated with Customer Financing."

     Notes Receivable become delinquent when a scheduled payment is 30 days or more past due and reservation privileges are suspended when a scheduled payment is 60 days or more past due. At December 31, 1999, approximately $7.5 million, or 1.91% of the Company's total receivables portfolio of $389.9 million, including Notes Receivable previously sold by the Company, were past due 60 days or more. The Notes Receivable are secured by a security interest in the related Vacation Credits or Fractional Interest. The Company's practice has been to continue to accrue interest on Notes Receivable until such accounts are deemed uncollectible (generally when the receivable becomes 180 days past due), at which time the Company writes off such Notes Receivable and reverses any interest that had been accrued, reclaims the related Vacation Credits that secure such Notes Receivable and returns such Vacation Credits to inventory as available for resale. In the event of default of a Fractional Interest, the Company would foreclose on the title and re-market the interest.

     The Company maintains an allowance for doubtful accounts in respect of the Notes Receivable owned by the Company and an allowance for recourse liability in respect of the Notes Receivable that have been sold by the Company. The aggregate amount of these allowances at December 31, 1999 and 1998 were $29.1 million and $20.9 million, respectively, representing approximately 7.5% and 6.8%, respectively, of the total portfolio of Notes Receivable at those dates, including the Notes Receivable that had been sold by the Company. The increase in the provision as a percentage of the total portfolio reflects sales growth in new regions with anticipated future default rates higher than the Company's historical average. No assurance can be given that these allowances will be adequate, and if the amount of the Notes Receivable that is ultimately written off materially exceeds the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected.

     The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Note Receivable origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends. The Company also utilizes experience factors of more mature sales sites in establishing the allowance for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the reclaimed credits associated with such charge-offs to inventory. At December 31, 1999 and 1998, 1.91% and 1.97%, respectively, of the Company's total receivables portfolio of $389.9 million and $307.7 million, respectively, were more than 60 days past due (with reservation privileges suspended).

     Sage Systems, Inc. ("Sage"), a licensed escrow company, services the Company's entire portfolio of Notes Receivable under an Escrow Agreement with the Company. Under the Escrow Agreement, contracts for the sale of Vacation Credit and Fractional Interest sales by the Company, and the monthly contract payments from such sales, are placed in escrow with Sage. Sage disburses the escrowed funds to the Company, in the case of Notes Receivable owned by the Company, or to the purchasers of the Company's Notes Receivable, in the case of Notes Receivable sold by the Company (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Finance Subsidiaries"). The Company handles billing inquiries and all other personal interaction with the Owners, including collections on its Notes Receivable.

PROPERTY OWNERSHIP

  (i) Vacation Credits

     Unlike many "right-to-use" timeshare operations in which a developer sells timeshare interests in properties it owns, the Company does not own the properties designated for timeshare use. Rather, when the Company purchases resort property, it vests in WorldMark title to the property free and clear of any debt encumbrance. With respect to property developed by the Company, the Company may initially obtain title in the undeveloped property and then deed the developed resort property to WorldMark. At the time the Company vests title to the property in WorldMark, a "Declaration of Vacation Owner Program" is recorded against the property. This declaration establishes the usage rights of Owners as a covenant on title, thus protecting those rights against the effect of any future encumbrance. This ownership structure is designed to protect the timeshare usage rights of the Owners and comply with statutory regulations.

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

     Vacation Credits are allocated to each unit based on its vacation use value relative to existing properties. Vacation Credits are assigned for weeks of peak, shoulder and off-peak use, reserving time for Bonus Time, repairs and maintenance. At non-exotic resorts (exotic resorts are Hawaii, Mexico and Fiji), only 48 weeks of time of each unit are available for sale to Owners leaving 4 weeks for Bonus Time and maintenance and upkeep on the units. At exotic locations, 51 weeks of time of each unit are available for sale to Owners leaving the remaining time for maintenance and upkeep. The aggregate Vacation Credits assigned to each unit may not be changed in the future, and the actual number of Credits assigned are contained in the recorded declaration. This system of irrevocable allocation and registration with the state protects the Owners by preventing dilution in the usage value of the Owner's Vacation Credits.

     As of December 31, 1999, WorldMark had a reserve for replacement costs of approximately $12.2 million for all depreciable assets (e.g., furniture, appliances, carpeting, roofs and decks) of the WorldMark Resorts. In those WorldMark Resorts where WorldMark owns only a small percentage of the units in a complex and belongs to an independent homeowners' association, the dues paid to such association by WorldMark are partially used to provide adequate reserves for replacement costs relating to such properties.

  (ii) Fractional Interests

     Fractional Interests represent deeded intervals in condominium units. The purchaser of a Fractional Interest owns an equal share of the condominium and pays maintenance dues to a Homeowner's Association made up of other Fractional Owners.

     Fractional Owners have been deeded specific weeks of time spaced evenly throughout the year. The current Fractional Project at Depoe Bay in Oregon are 13th shares. Each share represents four one-week intervals thirteen weeks apart. These intervals rotate forward one week each year allowing a Fractional Owner to have access to every calendar week over a thirteen year period.

PARTICIPATION IN VACATION INTERVAL EXCHANGE NETWORK

     The Company believes that the sale of Vacation Credits is made more attractive by the Company's participation in the vacation interval exchange network operated by Resort Condominiums International, LLC (RCI). For a membership fee (currently $84 per year with no commitment beyond one year), Owners may participate in RCI, which allows Owners to exchange Vacation Credits for an occupancy right at a participating resort in RCI based upon availability and the payment of an additional exchange fee (currently $124 for exchanges in North America and $162 for International exchanges). The Company pays the RCI annual membership fee for the Owner's first year. An Owner may exchange Vacation Credits for an occupancy right in a resort participating in the RCI network by requesting occupancy and specifying the desired unit size and time period. RCI provides an Owner hotline with direct phone access to representatives who are knowledgeable about WorldMark and are responsible for assisting Owners with an exchange. RCI assigns a weekly exchange value for Vacation Credits. This exchange value is based upon a number of factors. If RCI is unable to meet the Owner's initial request, it suggests alternative resorts based on availability.

COMPETITION

     The Company is subject to significant competition from other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels. See "Risk Factors -- Competition".

EMPLOYEES

     As of December 31, 1999, Trendwest had 1,494 full-time employees. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.

     The Company prefers to fill promotional opportunities from within the existing staff. To support this philosophy, a full array of training curriculums have been designed and offered. These "in-house" training courses range from curriculums including management training, product knowledge, recruiting and interviewing, employee orientation, and job specific training such as Best Sales Practices, and Customer Service.

     In 1999, the Company introduced as a new benefit, the Employee Stock Purchase Plan. This program allows employees to purchase company stock through a payroll deduction, with certain provisions, at a discount.

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

DEPENDENCE ON ACQUISITIONS OF ADDITIONAL RESORT UNITS FOR GROWTH; NEED FOR ADDITIONAL CAPITAL

     The Company purchases or develops resort units for WorldMark in exchange for the exclusive right to sell the Vacation Credits assigned to these units. When the Company purchases or develops a new resort or additional units at an existing WorldMark Resort, the Company causes the units to be conveyed directly to WorldMark free of any monetary encumbrances, and therefore must purchase its properties without any financing secured by the properties. The Company can only sell additional Vacation Credits to the extent that it acquires or develops additional resort units for WorldMark. The Company's future growth and financial success therefore will depend to a significant degree on the availability of attractive resort locations and the Company's ability to acquire and develop additional resort units on favorable terms and to obtain additional debt and equity capital to fund such acquisitions and development. There can be no assurance that the Company will be successful in this regard. As of December 31, 1999, the Company had purchase agreements, developments in progress or plans to obtain 1,032 additional resort units by the end of 2001. No assurance can be given that all of such units will be acquired or completed on a timely basis or at all. There are numerous potential buyers of resort real estate competing to acquire resort properties which the Company may consider attractive resort acquisition opportunities. There can be no assurance that the Company will be able to compete against such other buyers successfully.

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

     The Company's marketing is dependent on outbound telemarketing activity to contact prospects and invite guests to attend a sales presentation. Any disruption in the Company's ability to utilize outbound telemarketing, in the short term, could have a material adverse affect on attendance at sales presentations and sales volume until suitable substitute programs could be developed.

GEOGRAPHIC CONCENTRATION IN THE WESTERN UNITED STATES

     The Company presently sells Vacation Credits in Alaska, Arizona, California, Idaho, Oregon, Utah and Washington primarily to residents of those states and of British Columbia. The Company intends to continue to sell Vacation Credits and Fractional Interests in these seven states and to increase the number of its sales offices. Since all of the Company's sales offices are in the western United States, any economic downturn in this area of the country could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the appeal of becoming an Owner may decrease if residents of the western United States and British Columbia do not continue to view the locations of WorldMark's Resorts (which are primarily located in these areas) as attractive vacation destinations.

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

RISKS ASSOCIATED WITH CUSTOMER FINANCING

     The Company obtains a security interest in the purchased Vacation Credits and Fractional Interests and it does not verify a prospective Owner's credit history for Vacation Credit sales. At December 31, 1999, an aggregate of $389.9 million of Notes Receivable were outstanding, of which approximately $100.9 million had been retained by the Company. The remaining balance of approximately $289.0 million of Notes Receivable had been sold by the Company prior to that date. The Company retains limited recourse liability for Notes

Receivable sold. This recourse is limited to the retained and residual interest in Notes Receivable sold. As of December 31, 1999 and 1998, total retained interest in Notes Receivable sold of $36,782 and $37,063, respectively, was included in Notes Receivable in the accompanying consolidated balance sheets relating to Notes Receivable sold of $288,950 and $200,840, respectively. Although it is not required to do so, the Company's historical practice has been to repurchase defaulted sold Notes Receivable up to certain limits, generally 10% to 17% of the face amount of the original balance of Notes Receivable sold.

     Notes Receivable become delinquent when a scheduled payment is 30 days or more past due and reservation privileges are suspended when a scheduled payment is 60 days or more past due. At December 31, 1999, approximately $7.5 million, or 1.91% of the Company's total receivables portfolio of $389.9 million, including Notes Receivable previously sold by the Company, were past due 60 days or more. The Notes Receivable are secured by a security interest in the related Vacation Credits or Fractional Interests. The Company's practice has been to continue to accrue interest on Notes Receivable until such accounts are deemed uncollectible, at which time the Company writes off such Notes Receivable and records an expense for any interest that had been accrued, reclaims the related Vacation Credits that secure such Notes Receivable and returns such Vacation Credits or Fractional Interests to inventory available for sale. However, the associated marketing costs and sales commissions are not recovered by the Company and these expenses must be incurred again to resell the Vacation Credits or Fractional Interests.

     The Company maintains an allowance for doubtful accounts in respect of the Notes Receivable owned by the Company and an allowance for recourse liability for the Company's limited recourse in Notes Receivable sold. These allowances are estimates and if the amount of the Notes Receivable that is ultimately uncollectible materially exceeds the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected. See "Business -- Customer Financing."

INTEREST RATE RISK

     The Company generally provides financing for a significant portion of the aggregate purchase price of Vacation Credits and Fractional interests sold at a fixed interest rate. In order to provide liquidity, the Company through the Finance Subsidiaries, sells or securitizes its Notes Receivable. Although a significant portion of the existing financing of the Notes Receivable through the Finance Subsidiaries is at a fixed rate, if interest rates were to increase significantly, the Company's future cost of funds would also likely increase significantly. The Company has the ability to respond to rising interest rates by increasing the interest rate offered to finance Vacation Credit and Fractional Interest purchases. However, such an increase could have a material adverse effect on sales or on the percentage of Owners who finance their purchases through the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. See
"Business -- Customer Financing" and "Liquidity and Capital Resources -- Finance Subsidiaries."

     The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its interest rate caps and forward swap agreements used to hedge interest rate risk in securitization transactions. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

FOREIGN EXCHANGE RISK

     The Company is subject to foreign currency exchange rate risk when developing resort properties denominated in a foreign currency and future sales operations in the South Pacific. While the Company intends to mitigate its foreign exchange risk through swap agreements and borrowings denominated in foreign currencies, no assurance can be given that these strategies will be successful and that changes in foreign currency exchange rates could have a material adverse effect on the Company's business, results of operations and financial condition

     The Company may be exposed to losses in the event of nonperformance by the counterparties to its forward swap agreements used to hedge foreign exchange risks. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

RISKS ASSOCIATED WITH OVERSEAS DEVELOPMENT

     The Company is subject to risks arising from developing resort properties and sales and marketing activities in the South Pacific. The Company is in the process of registering its product under Australian regulations. Unlike the United States, Australian law requires a vacation ownership interest to be sold as a security. No assurance can be given that the Company will be successful in its efforts to register its product under Australian law.

     The Company's Vacation Credit system is not widely known in the South Pacific. No assurance can be given that consumers in that market will find the benefits of the Company's Vacation Credit program or the resort locations desirable.

     Many, if not all of the risks described herein, are potential risk factors for development activities in the South Pacific.

COMPETITION

     The Company is subject to significant competition from other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels. Major companies that now operate or are developing or planning to develop vacation interval resorts include Marriott International, Inc., The Walt Disney Company, Hilton Hotels Corporation and Starwood Hotels and Resorts, Inc. In addition, other companies in the timeshare industry, such as Sunterra Corp., Westgate Resorts, Fairfield Communities, Inc. and Silverleaf Resorts, Inc., currently compete or may in the future compete with the Company.

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

     State and Provincial Regulations. Most U.S. states and Canadian provinces have adopted specific laws and regulations regarding the sale of vacation interval ownership programs. Alaska, Arizona, California, Hawaii, Idaho, Oregon, Utah, Washington and British Columbia require the company to register WorldMark Resorts, the Company's vacation program and the number of Vacation Credits available for sale in such state or province with a designated state or provincial authority. The Company must amend its registration if it desires to increase the number of Vacation Credits registered for sale in that state or province. Either the Company or the state or provincial authority assembles a detailed offering statement describing the Company and all material aspects of the project and sale of Vacation Credits. The company is required to deliver the offering statement to all new purchasers of Vacation Credits, together with certain additional information concerning the terms of the purchase. Hawaii imposes particularly stringent and broad regulation requirements for the sale of interests in interval ownership programs that have resort units located in Hawaii. The Company has incurred substantial expenditures over an extended period of time in the registration process in Hawaii and still has not completed this process. Hawaii has allowed the use of WorldMark units in Hawaii, provided that the company continues in good faith to pursue registration in Hawaii. Laws in each state where the Company sells Vacation Credits grant the purchaser from three to fourteen calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company to rescind the contract. Most states have other laws which regulate the Company's activities, such as real estate licensure laws, laws relating to the use of public accommodations, and facilities by disabled persons, sellers of travel licensure laws, anti-fraud laws, advertising laws and labor laws.

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

POSSIBLE ENVIRONMENTAL LIABILITIES

     Under various federal, state, local and foreign laws, ordinances and regulations, the owner or operator of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at the property. Although the Company conducts an environmental assessment with respect to the properties it acquires for WorldMark, the Company has not received a Phase I environmental report for every WorldMark Resort. There can be no assurance that any environmental assessments undertaken by the Company with respect to the WorldMark Resorts have revealed all potential environmental liabilities, or that an environmental condition does not otherwise exist as to any one or more of the WorldMark Resorts that could have a material adverse effect on the Company's business, results of operations and financial condition.

NATURAL DISASTERS; UNINSURED LOSS

     WorldMark maintains property insurance and liability insurance for the units at the WorldMark Resorts, with certain policy specifications, insured limits and deductibles. Certain types of losses, such as losses arising from war or military action, nuclear hazard or pollution, are generally excluded from WorldMark's insurance coverage. Should an uninsured loss or loss in excess of insured limits occur, WorldMark has the option to either (i) remove such units from the Vacation Credit system, which would result in a proportional dilution of vacation time available for the Vacation Credits which have been sold, or
(ii) pay the related costs of replacement. Although WorldMark's board of directors may impose a limited amount of special assessments to pay for capital improvements or major repairs, there can be no assurance that WorldMark would be able to increase assessments to provide sufficient funds to pay for all possible capital improvements and major repairs of the units at the WorldMark Resorts.

     In such event, the Company may need to advance funds to WorldMark in order to maintain the quality of the WorldMark Resorts or WorldMark may be required to defer certain improvements or repairs. In addition, the Company may advance funds to WorldMark if WorldMark does not have sufficient funds to pay its obligations in a timely manner. See "Business -- Insurance; Legal Proceedings."

EFFECTIVE VOTING CONTROL BY MAJORITY SHAREHOLDER

     JELD-WEN owns approximately 80% of the outstanding shares of the Company's common stock. This concentration of ownership gives JELD-WEN control of the election of directors and the management and affairs of the Company and sufficient voting power to determine the outcome of all matters submitted to the shareholders for approval, including mergers, consolidations and the sale of all, or substantially all, of the Company's assets.

ITEM 2. PROPERTIES

     The Company owns its corporate headquarters in Redmond, Washington. In the ordinary course of business, the Company purchases property for development and deeds said property to WorldMark upon completion of the project. See
"Business -- WorldMark".

ITEM 3. LEGAL PROCEEDINGS

     The Company is not aware of any material legal proceedings pending against it. The Company may be subject to claims and legal proceedings from time to time in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     There were no matters submitted to a vote of the Company's equity holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is quoted on the Nasdaq National Market under the symbol "TWRI". The following table sets forth for the periods indicated, the high and low sales price for Common Stock, as quoted on the Nasdaq National
Market:

                                                              HIGH      LOW
                                                              ----      ---
YEAR ENDED DECEMBER 31, 1999:
First quarter...............................................   19 1/4   11 3/4
Second quarter..............................................   24 1/4   15
Third quarter...............................................   28 1/2   19 7/8
Fourth quarter..............................................   26 1/4   17 1/2
YEAR ENDED DECEMBER 31, 1998:
First quarter...............................................   23 3/8   18
Second quarter..............................................   19 3/4   12 1/8
Third quarter...............................................   14        7 3/4
Fourth quarter..............................................   15 3/8    4 7/8

     On February 28, 2000, there were approximately 47 holders of record of the Company's common stock and approximately 1,539 beneficial shareholders.

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

                                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1999          1998          1997          1996          1995
                                  -----------   -----------   -----------   -----------   -----------
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Vacation Credit and Fractional
     Interest sales, net........  $   234,665   $   170,817   $   128,835   $   100,040   $    77,783
  Finance income................       15,243        13,790        11,989         7,143         5,368
  Gains on sales of notes
     receivable.................       16,265        10,959         6,582         5,673         3,222
  Resort management services....        3,710         2,328         2,032         1,501         1,579
  Other.........................        4,593         3,063         2,149         2,552         1,226
                                  -----------   -----------   -----------   -----------   -----------
          Total revenues........      274,476       200,957       151,587       116,909        89,178
                                  -----------   -----------   -----------   -----------   -----------
Costs and operating expenses:
  Vacation Credit and Fractional
     Interest cost of sales.....       68,611        48,059        34,569        27,400        20,484
  Resort management services....        1,656         1,399         1,108           859         1,283
  Sales and marketing...........      104,952        83,347        59,448        47,810        36,374
  General and administrative....       25,234        17,180        13,449        10,904         8,391
  Provision for doubtful
     accounts and recourse
     liability..................       16,450        11,865         9,077         7,467         6,522
Interest........................          442           353         1,739         2,445         2,380
                                  -----------   -----------   -----------   -----------   -----------
          Total costs and
            operating
            expenses............      217,345       162,203       119,390        96,885        75,434
                                  -----------   -----------   -----------   -----------   -----------
Income before income taxes......       57,131        38,754        32,197        20,024        13,744
  Income tax expense............       22,258        14,723        11,588         7,348         4,979
                                  -----------   -----------   -----------   -----------   -----------
Net income......................  $    34,873   $    24,031   $    20,609   $    12,676   $     8,765
                                  ===========   ===========   ===========   ===========   ===========
Net income per share of common
  stock:
  Basic.........................  $      2.04   $      1.38   $      1.32   $      0.88   $      0.61
  Diluted.......................  $      2.03   $      1.38   $      1.32   $      0.88   $      0.61
Shares used in computing net
  income per share of common
  stock(1):
  Basic.........................   17,129,900    17,412,818    15,596,419    14,417,116    14,387,169
  Diluted.......................   17,176,954    17,416,691    15,596,419    14,417,116    14,387,169
OPERATING DATA:
Number of WorldMark Resorts (at
  end of period)................           31            24            22            19            16
Number of units (at end of
  period).......................        1,635         1,272           928           746           499
Number of Vacation Credits sold
  (in thousands)................      165,829       131,058        99,911        82,270        65,308
Average price per Vacation
  Credit sold...................  $      1.34   $      1.28   $      1.27   $      1.24   $      1.21
Average cost per Vacation Credit
  sold..........................  $      0.37   $      0.37   $      0.35   $      0.33   $      0.31
Number of Owners (at end of
  period).......................       87,432        67,982        51,778        38,997        27,965
Average purchase price for new
  Owners........................  $     8,855   $     8,477   $     8,507   $     8,432   $     8,325

                                                        YEAR ENDED DECEMBER 31,
                                  -------------------------------------------------------------------
                                     1999          1998          1997          1996          1995
                                  -----------   -----------   -----------   -----------   -----------
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
BALANCE SHEET DATA:
Cash, including restricted
  cash..........................  $     4,747   $     2,360   $     1,289   $       802   $       516
Total assets....................      209,963       198,498       151,750        89,330        71,289
Indebtedness(2).................        3,900        35,688         1,947        22,371        24,826
Shareholders' equity............      173,715       141,262       122,125        49,744        36,753

---------------
(1) Includes the 5,193,693 shares issued to JELD-WEN in connection with the Consolidation Transactions for all periods presented.

(2) Indebtedness is comprised of notes payable to JELD-WEN and others.

SELECTED QUARTERLY FINANCIAL DATA

                                                               1999 QUARTERS ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
Total revenue.................................  $59,905     $73,295      $71,994         $69,282
Total costs and operating expenses............   46,408      57,850       57,422          55,665
Net income....................................    8,144       9,510        8,864           8,355
Net income per common share:
  Basic.......................................  $   .47     $   .55      $   .52         $   .49
  Diluted.....................................  $   .47     $   .55      $   .52         $   .49

                                                               1998 QUARTERS ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
Total revenue.................................  $42,828     $47,993      $53,193         $56,944
Total costs and operating expenses............   33,645      39,715       43,801          45,043
Net income....................................    5,864       5,164        5,884           7,119
Net income per Common Share Basic.............  $   .33     $   .29      $   .34         $   .41
  Diluted.....................................  $   .33     $   .29      $   .34         $   .41

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements below and other statements herein contain forward looking information which include future financing transactions, acquisition of properties, and the Company's future prospects and other forecasts and statements of expectations. Actual results may differ materially from those expressed in any forward-looking statement made by the Company, due among other things, to the Company's ability to develop or acquire additional resort properties, find acceptable debt or equity capital to fund such development, as well as other risk factors as outlined in the "Risk Factors" section of this Form 10-K.

OVERVIEW

     Trendwest markets, sells and finances timeshare ownership interests in the form of Vacation Credits and Fractional Interests and acquires, develops and manages the WorldMark Resorts. The Company derives revenue primarily from the sale of Vacation Credits and Fractional Interests, from the financing of Vacation Credits and Fractional Interests and from management fees generated from its management agreement with WorldMark.

     Vacation Credit, Fractional Interests and Upgrade Sales are recognized on the accrual basis after the Company has received an executed sales contract and a minimum 10% down payment, and the rescission period (generally three to fourteen days) has passed. In instances where the Company finances an Upgrade Sale and the customer does not make an additional cash down payment of at least 10% of the Upgrade Sale, the Company uses the installment method to recognize revenue. Under the installment method, gross profit on such Upgrade Sale is deferred and thereafter recognized in relation to each principal payment received.

Revenue is fully recognized on the Upgrade Sale when the principal collected related to the Upgrade Sale totals 10% of the amount of the Upgrade sale. In 1999, 72% of Upgrade Sales had the additional 10% cash down payment, as compared to 74% in 1998.

     The Company acquires or develops additional resort units for WorldMark and contributes those units to WorldMark free of monetary encumbrances, thereby creating additional Vacation Credits for sale by the Company. The Company also acquires or develops resort units for Fractional Interest sales. These units are not contributed to WorldMark. The Company assigns each WorldMark Resort unit a specific number of Vacation Credits based on its vacation use value relative to existing WorldMark Resort units. Acquisition and construction costs associated with the resort units are recorded as inventory. Vacation Credit and Fractional Interest cost of sales are allocated as sales are recognized.

     Financing is provided by Trendwest at an interest rate of 13.9% or 14.9% per annum for a term of up to seven years for Vacation Credits and an interest rate of up to 11.9% per annum for a term of up to ten years for Fractional Interest sales. The Company routinely sells Notes Receivable to financial institutions and other investors to generate liquidity to acquire or develop new resort units and for working capital. The Company recognizes a gain on the sale of Notes Receivable at the time of sale equal to the excess of the proceeds received (cash plus residual interest in Notes Receivable sold) over the allocated carrying value of the Notes Receivable sold. Residual interest in Notes Receivable sold represents the present value of the estimated net future cash flows of the payment streams, resulting from the sale of Notes Receivable, and is carried at fair value with the changes in fair value included in finance income.

RESULTS OF OPERATIONS

     The following discussion of the results of operations relates to entities comprising the Company on a combined historical basis.

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
AS A PERCENTAGE OF TOTAL REVENUES:
  Vacation Credit and Fractional Interest sales, net........   85.5%    85.0%    85.0%
  Finance income............................................    5.5      6.9      7.9
  Gains on sales of notes receivable........................    5.9      5.5      4.3
  Resort management services................................    1.3      1.1      1.3
  Other.....................................................    1.8      1.5      1.5
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
                                                              =====    =====    =====
AS A PERCENTAGE OF VACATION CREDIT AND FRACTIONAL INTEREST
  SALES, NET:
  Vacation Credit and Fractional Interest cost of sales.....   29.2%    28.2%    26.8%
  Sales and marketing.......................................   44.7     48.8     46.1
  Provision for doubtful accounts and recourse liability....    7.0      7.0      7.0
AS A PERCENT OF RESORT MANAGEMENT REVENUES:
  Cost of resort management services........................   45.9%    60.9%    54.5%
AS A PERCENTAGE OF TOTAL REVENUES:
  General and administrative................................    9.2%     8.6%     8.9%
  Total costs and operating expenses........................   79.2     80.7     78.8

  Comparison of the year ended December 31, 1999 to the year ended December 31, 1998

     For the year ended December 31, 1999 the Company achieved total revenues of $274.5 million compared to $201.0 million for the year ended December 31, 1998, an increase of 36.6%. The principal reasons for the overall improvement was Vacation Credit sales increasing to $221.4 million for the year ended December 31, 1999 from $170.8 million for the year ended December 31, 1998, Fractional Interest Sales of $13.3 million and additional gains on sales of Notes Receivable. The Fractional Interest sales program commenced pre-selling of

Fractional Interests at the Depoe Bay resort on the Oregon Coast in October 1998. The Company exercised its purchase option in April of 1999 and began recognizing revenue from the pre-sales at that time and competed the sale of all 377 interests by October, 1999. The increase in Vacation Credit sales was primarily the result of an increase in Vacation credits sold to 165.8 million for the year ended December 31, 1999 from 131.1 million for the year ended December 31, 1998, a 26.5% increase. The increase in Vacation Credits sold was largely attributable to the maturation of seven sales offices opened in 1998, opening four new sales offices during 1999, continued strong improvement at more mature sales offices and increased Upgrade sales. The following table summarizes the sales offices opened during 1999:

                     LOCATION                           OPENED        ON/OFF SITE
                     --------                           ------        -----------
Bear Lake, UT.....................................    July, 1999        on-site
Vistoso, AZ.......................................   August, 1999       on-site
Anchorage, AK.....................................  September, 1999    off-site
Boise, ID.........................................  November, 1999     off-site

     Revenues from Upgrade Sales increased 22.7% to $30.3 million for the year ended December 31, 1999 from $24.7 million for the year ended December 31, 1998 due to the continued growth of resorts, the Owners' continued satisfaction with the WorldMark product and effective sales efforts. The average price per Vacation Credit sold increased to $1.34 for the year ended December 31, 1999 from $1.28 for the year ended December 31, 1998, reflecting the increase in the selling price of vacation credits effective June 28, 1999.

     Finance income increased 10.1% to $15.2 million for the year ended December 31, 1999 from $13.8 million for the year ended December 31, 1998. Gains on sales of Notes Receivable increased 48.2% to $16.3 million for the year ended December 31, 1999 from $11.0 million for the year ended December 31, 1998. This reflects a similar increase in the principal balance of Notes Receivable sold in 1999, up 49.4% to $156.3 in 1999 from $104.6 million in 1998. In August 1999, the Company completed a $160 million asset backed securitization to fix interest rates on a significant portion of the Notes Receivable portfolio. The securitization reduced the Company's interest rate risk in the future, if interest rates were to increase. Both gains on sales of Notes Receivable and finance income were negatively impacted during the year because of rising interest rates reducing the net interest spread.

     Vacation Credit and Fractional Interest cost of sales increased to $68.6 million for the year ended December 31, 1999 from $48.1 million for the year ended December 31, 1998, an increase of 42.6%. As a percentage of Vacation Credit and Fractional Interest sales, Vacation Credit and Fractional Interest cost of sales increased to 29.2% for the year ended December 31, 1999 from 28.2% for the year ended December 31, 1998. This increase is due to Fractional interest sales which have a higher product cost offset by lower sales and marketing costs.

     Sales and marketing costs increased 26.1% to $105.0 million for the year ended December 31, 1999 from $83.3 million for the year ended December 31, 1998. As a percentage of Vacation Credit and Fractional Interest sales, sales and marketing costs decreased to 44.7% for the year ended December 31, 1999 from 48.8% for the year ended December 31, 1998. This decrease is attributable to several factors. First, Fractional Interest sales have lower sales and marketing costs which are offset by higher product cost. Second, the seven sales offices opened in 1998 continue to season and all have higher sales closing percentages in 1999 which reduces marketing costs as a percentage of sales. Finally, the Company's more mature sales offices continued to perform strongly in terms of sales closing percentages.

     General and administrative expenses increased 46.5% to $25.2 million for the year ended December 31, 1999 from $17.2 million for the year ended December 31, 1998. As a percentage of total revenues, general and administrative expenses increased to 9.2% for the year ended December 31, 1999 from 8.6% for the year ended December 31, 1998. This increase is the result of increases in the infrastructure, both at the Corporate and Regional levels, to support the continued growth of the Company; increased expenditures in Information Systems to remediate the Year 2000 issue and start-up costs for the Midwest, Las Vegas and South Pacific regions.

     Provision for doubtful accounts and recourse liability increased 38.7% to $16.5 million for the year ended December 31, 1999 from $11.9 million for the year ended December 31, 1998. As a percentage of Vacation Credit and Fractional Interest sales, the provision remained comparable at 7.0% for the two periods.

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

                     LOCATION                           OPENED        ON/OFF SITE
                     --------                           ------        -----------
Burlingame, CA....................................    March, 1998      off-site
Scottsdale, AZ....................................     May, 1998       off-site
Wolf Creek, UT....................................    June, 1998        on-site
San Diego, CA.....................................    June, 1998       off-site
Angels Camp, CA...................................  September, 1998     on-site
Salt Lake City, UT................................  September, 1998    off-site
Big Bear, CA......................................  September, 1998     on-site

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

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash from operations from down payments on sales of Vacation Credits and Fractional Interests which are financed, cash sales of Vacation Credits and Fractional Interests, management fees, principal and interest on Notes Receivable, proceeds from sales of Notes Receivable and borrowings on the $30.0 million unsecured line of credit. The Company also generates cash on the interest differential between the interest charged on the Notes Receivable and the interest paid on Notes Receivable sold.

     During the year ended December 31 1999, cash provided by operating activities was $39.6 million. Cash flows from operating activities resulted primarily from the sale and repayment of Notes Receivable of $207.5 million and net income of $34.9 million. Cash used in operating activities was principally due to issuance of Notes Receivable of $204.5 million to finance the purchase of Vacation Credits and Fractional Interests, purchases of Notes Receivable of $14.2 million and an increase in inventory of $5.2 million.

     Net cash used in investing activities for the year ended December 31, 1999, was $.6 million. Cash used in investing activities consisted of the completion of the new corporate headquarters and purchases of additional furniture, fixtures and data processing equipment to support the growth of the Company. Cash provided by investing activities was primarily from the sale of the former corporate headquarters building in Bellevue, Washington for $4.4 million.

     Net cash used in financing activities for the year ended December 31 1999 was $37.3 million. Cash used in financing activities consisted primarily of repayment on net borrowings under the bank line of credit of $26.1 million, a decrease in due to Parent of $5.7 million, an increase in receivable from Parent of $3.1 million and repurchases of the Company's common stock on the open market of $2.8 million.

     The Company continually needs to acquire and develop additional resort units for WorldMark in order to provide additional Vacation Credits for sale by the Company and to provide a greater variety of resort locations for Owners. The continued growth of the Company and increase in the owner base allows for the development of larger resorts which provides certain economies of scale to the Company and to WorldMark from an operating cost standpoint. The permitting process for larger resorts can be lengthy at times and necessitates the need to acquire land as much as 18 to 24 months before a resort is completed. The Company's investment in inventory remained comparable at $45.6 and $42.3 million at December 31, 1999 and 1998, respectively.

     At December 31, 1999, there were 39.7 million Vacation Credits available for sale. With the completion of current projects in progress, the acquisition of new resorts and the expansion of existing resorts, the Company believes it will have an adequate supply of credits available to meet its planned growth through the early part of the year 2002. Since all Vacation Credits have the same use rights and the same listed selling price, the Company does not experience a buildup of inventory of less desirable resort units or interval dates which are difficult to sell.

     Since completed units at various resort properties are acquired or developed in advance and a significant portion of the purchase price of Vacation Credits is financed by the Company, the Company continually needs funds to acquire and develop property, to carry Notes Receivable contracts and to provide working capital. The Company has historically secured additional funds through the sale of Notes Receivable through the Finance Subsidiaries, borrowings on the $30.0 million line of credit and loans from the Parent. See "Risk Factors -- Dependence on Acquisitions of Additional Resort Units for Growth; Need for Additional Capital."

FINANCE SUBSIDIARIES

     TW Holdings, Inc. ("TW") was organized in 1993 to purchase Notes Receivable at face value plus accrued interest. TW transfers these Notes Receivable to a group of banks led by Bank of America NT&SA (the "Bank Group") pursuant to a receivables transfer agreement. On June 17, 1999, the Company chose not to renew the revolving portion of the $98 million Receivable Transfer Agreement from the Bank Group. In conjunction with the private placement of Notes Receivable in August 1999, the sold Notes Receivable were acquired by TRI Funding III, the credit facility was retired and the corporation was dissolved.

     Subsequent financing of Notes Receivable has been accomplished by the use of a $75 million Receivables Warehouse facility from Prudential Securities Credit Corporation ("Prudential") through TW Holdings II ("TW II"). As of December 31, 1999, total Notes Receivable of $40.0 million were outstanding and transferred through TW II. TW II's credit agreement is subject to annual renewals with the present commitment expiring on April 13, 2000. In the event of non-renewal of the commitment, the Company would not be able to transfer additional Notes Receivable through TW II.

     In 1996, the Company sold through Trendwest Funding I, certain Notes Receivable to a limited liability corporation (LLC) in exchange for cash, a subordinated note payable from the LLC and a residual interest in the excess cash flows of the LLC. The LLC issued $70.0 million of senior notes, series 1996-1 to private institutional investors. The notes were rated "A' by Fitch IBCA, Inc., and were issued at a fixed rate of 7.42%.

     In March 1998, the Company formed a wholly-owned special purpose company, Trendwest Funding II, Inc. At the same time, the Company sold certain Notes Receivable to TRI Funding II for cash, a subordinated note payable from TRI Funding II and a residual interest in the excess cash flows of TRI Funding II. TRI Funding II issued $130.4 million in two classes of senior and subordinated notes to institutional investors. The 1998-1, Class A notes were issued for $125.0 million and the 1998-1, Class B notes were issued for $5.4 million. The Class A notes and Class B notes were rated "A" and "BBB' by Fitch IBCA, Inc., and were issued at fixed rates of 6.88% and 7.98%, respectively.

     In August 1999, the Company formed TRI Funding III, Inc. (TRI Funding III), a special purpose finance company. At the same time, the Company sold certain Notes Receivable to TRI Funding III, for cash, a subordinated note payable from TRI Funding III and a residual interest in the excess cash flows of TRI Funding
III. TRI Funding III issued six classes of fixed-rate notes for a ten-year term purchased by institutional investors. Duff & Phelps Credit Rating Agency and Fitch IBCA, Inc rated the Class A, B, and C Notes, with Fitch IBCA rating the Class D Notes. The Notes consisted of three time-tranched Class A Notes,

$104.4 million rated "AAA", Class B Notes, $18.2 million rated "AA", Class C Notes, $19.9 million rated "A", and Class D Notes, $17.4 million rated "BBB". The notes were issued at a weighted average interest rate of 7.49%.

     In January 2000, the Company formed TW Holdings III, Inc. ("TW III"), a wholly-owned special purpose finance Company. At the same time, the Company entered into a 364 day $75.0 million Receivables Warehouse Facility ("Facility") funded by a commercial paper conduit with Banc One Capital Markets ("Banc One"). The Facility has an interest rate based on the commercial paper rate plus 50 basis points.

     The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest rate risks. They are not used for trading purposes. The Company enters into forward interest rate swap agreements, interest rate cap agreements and forward exchange contracts to hedge the effects of fluctuations in interest rates and foreign currency exchange rates related to anticipated sales of Notes Receivable and purchases of resort properties, respectively. These transactions meet the requirements for hedge accounting, including designation to a specific transaction and high correlation.

     The Company has a $30.0 million unsecured revolving credit agreement (Credit Agreement) with a group of banks. The credit agreement provides for borrowings at the reference rate as announced by Bank of America, NT&SA or at LIBOR plus 100 basis points and a commitment fee to the banks of 30 basis points per annum on the total unused amount of the commitment. Availability under the line of credit is subject to a borrowing base which is a percentage of unencumbered Notes Receivable and inventory, including property under development. Under the terms of the Credit Agreement, the Company is required to maintain certain interest coverage ratios and capitalization ratios and also imposes limitations on certain liens and carrying amounts of inventory. The Credit Agreement matures on February 12, 2001. Borrowings outstanding at December 31, 1999 and 1998 were $3,900 and $30,000 respectively, at weighted average interest rates of 8.50% and 6.64%, respectively.

     The Company has a $10 million open line of credit with the Parent which bears interest at prime plus 1% (9.50% at December 31, 1999) per annum and is payable on demand. As of December 31, 1999 and 1998 outstanding borrowings under this agreement were $0 and $5,688, respectively. The Company periodically lends excess funds to the Parent at the prime rate minus 2% (currently 6.50%). Outstanding lendings under this agreement were $3,058 and $0 at December 31, 1999 and 1998, respectively.

     Through the end of 2001, the Company anticipates spending approximately $156.0 million for acquisitions and development of new resort properties and for expansion and development activities at the existing WorldMark Resorts. The Company plans to fund these expenditures from the net proceeds of further sales or securitizations of Notes Receivable and a $30 million revolving credit facility. The Company believes that the above credit facilities, together with cash generated from financing transactions and the $10 million line of credit with Parent should be sufficient to meet the Company's working capital and capital expenditure needs through 2001. At December 31, 1999, the Company has outstanding purchase commitments of $75.8 million related to properties under development.

     In the future, the Company may negotiate additional credit facilities, issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, at a fixed or variable interest rate, and may be subject to such additional terms as management deems appropriate.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. This SOP was effective on January 1, 1999, and has not impacted the Company's financial position or results of operations.

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement, as amended, is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000.

The Company does not anticipate a material impact on its financial position or results of operations from the future adoption of this standard.

     In December, 1999, The Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", to be effective as of the first quarter of 2000. The Company does not anticipate that compliance with SAB No. 101 will result in any material change to the Company's revenue recognition policies.

YEAR 2000

     We have completed our Year 2000 preparedness activities and, to date, have not experienced any material disruption due to the onset of the Year 2000. The Company has not received any notification from key suppliers or regulators of incidence of Year 2000 disruptions. We cannot assure that we will not experience disruptions in the future as a consequence of the Year 2000 issue, however, we do not expect such disruptions, if any, to be material.

     The Company has incurred approximately $1.0 million to date to modify or replace software in order to remediate the Year 2000 issue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate changes primarily as a result of its financing of timeshare purchases, the sale and securitization of notes receivable and borrowing under revolving lines of credit. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, the Company borrows funds, sells or securitizes Notes Receivable primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company is also subject to foreign currency exchange rate risk when developing resort properties denominated in a foreign currency. As the Company expands its operations worldwide, there will be additional exposure to foreign currency exchange risk. The Company does not maintain a trading account for any class of financial instrument, it does not purchase high risk derivative instruments and it is not directly subject to commodity price risk.

     The tables below provide information as of December 31, 1999 and 1998, about the Company's financial instruments that are sensitive to changes in interest rates. The table presents estimated principal cash flows and related weighted average interest rates by expected maturity dates. The actual cash flows may differ from these amounts due to prepayments, sales and defaults of notes receivable.

                                                    BY EXPECTED MATURITY
                                                  YEAR ENDED DECEMBER 31,
                                       ----------------------------------------------    AFTER                  FAIR
                                        2000      2001      2002      2003      2004      2004     TOTAL       VALUE
                                       ------    ------    ------    ------    ------    ------    ------    ----------
1999:
Cash:
  Amounts Maturing...................   1,760        --        --        --        --        --     1,760       1,760
  Weighted average interest rate.....      --        --        --        --        --        --        --          --
Restricted cash:
  Amounts Maturing...................   2,987        --        --        --        --        --     2,987       2,987
  Weighted average interest rate.....      --        --        --        --        --        --        --          --
Notes receivable(1):
  Amounts Maturing...................  10,363    11,504    12,568    13,127    13,267    24,943    85,772      85,772
  Weighted average interest rate.....   14.10%    14.10%    14.10%    14.10%    14.10%    14.10%    14.10%      14.10%
Residual interest in Notes Receivable
  sold:
  Fixed rate(2):
    Amounts Maturing.................   9,675     8,027     6,037     4,220     2,498     2,039    32,496      32,496
    Weighted average interest rate...    7.07%     7.07%     7.07%     7.07%     7.07%     7.07%     7.07%       7.07%
  Variable rate(3):
    Amounts Maturing.................     994       920       745       563       372       175     3,769       3,769
    Weighted average interest rate...    7.28%     7.28%     7.28%     7.28%     7.28%     7.28%     7.28%       7.28%
Due from Parent:
  Amounts Maturing...................   3,058        --        --        --        --        --     3,058       3,058
  Weighted average interest rate.....    6.50%       --        --        --        --        --      6.50%       6.50%
Recourse liability on notes sold:
  Amounts Maturing...................   4,092     3,432     2,601     1,834     1,101       849    13,908      13,908
  Weighted average interest rate.....      --        --        --        --        --        --        --          --
Borrowings under bank line of credit:
  Amount Maturing....................   3,900        --        --        --        --        --     3,900       3,900
  Weighted average interest rate.....    8.50%       --        --        --        --        --      8.50%       8.50%

---------------
(1) Excludes deferred gross profit.

(2) Fixed interest rates represent the differential between the contract interest rate on Notes Receivable sold and the interest rate paid to purchasers of the Notes Receivable.

(3) Variable interest rates represent the differential between the contract interest rate on Notes Receivable sold and the required yield (LIBOR plus 100 basis points).

                                                       BY EXPECTED MATURITY
                                                     YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------    AFTER                FAIR
                                           1999      2000      2001      2002      2003      2003     TOTAL     VALUE
                                          ------    ------    ------    ------    ------    ------    ------    ------
1998:
Cash:
  Amounts Maturing......................       9        --        --        --        --        --         9         9
  Weighted Average interest rate........      --        --        --        --        --        --
Restricted cash:
  Amounts Maturing......................   2,351        --        --        --        --        --     2,351     2,351
  Weighted Average interest rate........      --        --        --        --        --        --
Notes receivable(1):
  Amounts Maturing......................  11,137    12,474    13,821    14,978    15,523    26,604    94,538    94,538
  Weighted Average interest rate........    14.1%     14.1%     14.1%     14.1%     14.1%     14.1%
Residual interest in notes receivable
  sold:
  Fixed rate(2):
    Amounts Maturing....................   5,307     4,175     2,819     1,802       776        --    14,879    14,879
    Weighted Average interest rate......    7.07%     7.07%     7.07%     7.07%     7.07%     7.07%
  Variable rate(3):
    Amounts Maturing....................   2,491     2,129     1,737     1,308     1,139        --     8,804     8,804
    Weighted Average interest rate......    7.91%     7.91%     7.91%     7.91%     7.91%     7.91%
Due to Parent:
  Amounts Maturing......................   5,688        --        --        --        --        --     5,688     5,688
  Weighted Average interest rate........    8.75%       --        --        --        --        --
Recourse liability on notes sold:
  Amounts Maturing......................   2,823     2,282     1,649     1,126       693        --     8,572     8,572
  Weighted Average interest rate........      --        --        --        --        --        --
Borrowings under bank line of credit:
  Amount Maturing.......................  30,000        --        --        --        --        --    30,000    30,000
  Weighted Average interest rate........    6.64%       --        --        --        --        --

---------------
(1) Excludes deferred gross profit.

(2) Fixed interest rates represent the differential between the contract interest rate on Notes Receivable sold and the interest rate paid to purchasers of the Notes Receivable.

(3) Variable interest rates represent the differential between the contract interest rate on Notes Receivable sold and the required yield (LIBOR plus
    112.5 basis points).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the information set forth on Index to Financial Statements appearing on page 28 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

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

                   TRENDWEST RESORTS, INC., AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   29
Consolidated Balance Sheets.................................   30
Combined and Consolidated Statements of Income..............   31
Combined and Consolidated Statements of Shareholders'
  Equity....................................................   32
Combined and Consolidated Statements of Cash Flows..........   33
Notes to Combined and Consolidated Financial Statements.....   34

                          INDEPENDENT AUDITORS' REPORT

The Shareholders
Trendwest Resorts, Inc.:

     We have audited the accompanying consolidated balance sheets of Trendwest Resorts, Inc., and subsidiaries as of December 31, 1999 and 1998, and the related combined and consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These combined and consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined and consolidated financial statements based on our audits.

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

     In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trendwest Resorts, Inc., and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Seattle, Washington
February 1, 2000

                            TRENDWEST RESORTS, INC.,
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Assets:
  Cash......................................................  $  1,760    $      9
  Restricted cash...........................................     2,987       2,351
  Notes Receivable, net of allowance for doubtful accounts,
     sales returns and deferred gross profit................    84,802      93,361
  Accrued interest and other receivables....................     8,506      11,399
  Residual interest in Notes Receivable sold................    36,265      23,683
  Receivable from Parent....................................     3,058          --
  Inventories...............................................    45,601      42,309
  Property and equipment, net...............................    24,327      20,343
  Deferred income taxes.....................................        --         702
  Other assets..............................................     2,657       4,341
                                                              --------    --------
          Total assets......................................  $209,963     198,498
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable..........................................  $  1,900    $  1,436
  Accrued liabilities.......................................    12,405       6,645
  Accrued construction in progress..........................       790       1,064
  Borrowing under bank line of credit.......................     3,900      30,000
  Due to Parent.............................................        --       5,688
  Allowance for recourse liability and deferred gross profit
     on Notes Receivable sold...............................    17,211      11,250
  Deferred income taxes.....................................        42          --
  Income taxes payable......................................        --       1,153
                                                              --------    --------
          Total liabilities.................................    36,248      57,236
Shareholders' equity:
  Preferred stock, no par value. Authorized 10,000,000
     shares; no shares issued or outstanding................        --          --
  Common stock, no par value. Authorized 90,000,000 shares;
     issued and outstanding 17,041,078 and 17,158,766 shares
     at December 31, 1999 and 1998, respectively............    59,428      61,848
  Retained earnings.........................................   114,287      79,414
                                                              --------    --------
          Total shareholders' equity........................   173,715     141,262
Commitments and contingencies
                                                              --------    --------
          Total liabilities and shareholders' equity........  $209,963    $198,498
                                                              ========    ========

 See accompanying notes to the combined and consolidated financial statements.

                            TRENDWEST RESORTS, INC.,
                                AND SUBSIDIARIES

                 COMBINED AND CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Revenues:
  Vacation Credit and Fractional Interest sales,
     net............................................  $   234,665    $   170,817    $   128,835
  Finance income....................................       15,243         13,790         11,989
  Gains on sales of Notes Receivable................       16,265         10,959          6,582
  Resort management services........................        3,710          2,328          2,032
  Other.............................................        4,593          3,063          2,149
                                                      -----------    -----------    -----------
          Total revenues............................      274,476        200,957        151,587
                                                      -----------    -----------    -----------
Costs and operating expenses:
  Vacation Credit and Fractional Interest cost of
     sales..........................................       68,611         48,059         34,569
  Resort management services........................        1,656          1,399          1,108
  Sales and marketing...............................      104,952         83,347         59,448
  General and administrative........................       25,234         17,180         13,449
  Provision for doubtful accounts and recourse
     liability......................................       16,450         11,865          9,077
  Interest..........................................          442            353          1,739
                                                      -----------    -----------    -----------
          Total costs and operating expenses........      217,345        162,203        119,390
                                                      -----------    -----------    -----------
Income before income taxes..........................       57,131         38,754         32,197
Income tax expense..................................       22,258         14,723         11,588
                                                      -----------    -----------    -----------
          Net income................................  $    34,873    $    24,031    $    20,609
                                                      ===========    ===========    ===========
Basic net income per common share...................  $      2.04    $      1.38    $      1.32
Diluted net income per common share.................  $      2.03    $      1.38    $      1.32
Weighted average shares of common stock and dilutive
  potential common stock outstanding:
Basic...............................................   17,129,900     17,412,818     15,596,419
Diluted.............................................   17,176,954     17,416,691     15,596,419

 See accompanying notes to the combined and consolidated financial statements.

                            TRENDWEST RESORTS, INC.,
                                AND SUBSIDIARIES

          COMBINED AND CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                             CLASS A              CLASS B
                                           COMMON STOCK         COMMON STOCK                    TOTAL
                                       --------------------   ----------------   RETAINED   SHAREHOLDERS'
                                         SHARES     AMOUNT    SHARES   AMOUNT    EARNINGS      EQUITY
                                       ----------   -------   ------   -------   --------   -------------
BALANCE AT DECEMBER 31, 1996.........   9,224,623   $ 6,470     100    $ 8,500   $ 34,774     $ 49,744
  Consolidation transactions
     (5,193,693 shares of Trendwest
     common stock issued in exchange
     for all of the outstanding
     shares of TW Holdings and
     Trendwest Funding I)............   5,192,493     8,500    (100)    (8,500)        --           --
  Issuance of common stock, net of
     issuance costs of $5,401........   3,176,250    51,772      --         --         --       51,772
  Net income.........................          --        --      --         --     20,609       20,609
                                       ----------   -------    ----    -------   --------     --------
  BALANCE AT DECEMBER 31, 1997.......  17,593,366    66,742      --         --     55,383      122,125
  Repurchase of common stock.........    (434,600)   (4,894)     --         --         --       (4,894)
  Net income.........................          --        --      --         --     24,031       24,031
                                       ----------   -------    ----    -------   --------     --------
  BALANCE AT DECEMBER 31, 1998.......  17,158,766    61,848      --         --     79,414      141,262
  Repurchase of common stock.........    (135,072)   (2,780)     --         --         --       (2,780)
  Issuance of common stock under the
     Employee Stock Purchase Plan....      17,384       360      --         --         --          360
  Net income.........................          --        --      --         --     34,873       34,873
                                       ----------   -------    ----    -------   --------     --------
  BALANCE AT DECEMBER 31, 1999.......  17,041,078   $59,428      --    $    --   $114,287     $173,715
                                       ==========   =======    ====    =======   ========     ========

 See accompanying notes to the combined and consolidated financial statements.

                            TRENDWEST RESORTS, INC.,
                                AND SUBSIDIARIES

               COMBINED AND CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1999         1998         1997
                                                              ---------    ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  34,873    $  24,031    $  20,609
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization...........................      1,758        1,079          681
    Gain on sale of property and equipment..................       (869)          --           --
    Amortization of residual interest in Notes Receivable
      sold..................................................     10,931        6,877        4,089
    Provision for doubtful accounts, sales returns and
      recourse liability....................................     21,407       15,435       11,755
    Recoveries of Notes Receivable charged off..............        260          179          132
    Residual interest in Notes Receivable sold..............    (21,019)     (11,949)      (6,729)
    Unrealized loss (gain) on residual interest in Notes
      Receivable sold.......................................      1,139         (779)      (1,044)
    Contract servicing liability arising from sale of Notes
      Receivable............................................      2,847           --           --
    Amortization of contract servicing liability............       (321)          --           --
    Change in deferred gross profit.........................        419       (1,301)        (684)
    Deferred income tax expense.............................        744          222        1,436
    Issuance of Notes Receivable............................   (204,474)    (148,720)    (112,170)
    Proceeds from sale of Notes Receivable..................    156,303      104,573       42,292
    Proceeds from repayment of Notes Receivable.............     51,198       33,831       28,781
    Purchase of Notes Receivable from related parties.......       (650)     (17,397)     (12,888)
    Purchase of Notes Receivable............................    (13,576)      (6,990)      (3,683)
    Changes in certain assets and liabilities:
      Restricted cash.......................................       (636)      (1,132)        (510)
      Inventories...........................................     (5,159)       2,225      (28,287)
      Accounts payable and accrued liabilities..............      3,424       (6,141)      10,060
      Income taxes payable to Parent........................         --       (2,755)         846
      Income taxes payable..................................     (1,153)         273          880
      Other.................................................      2,133       (6,236)      (2,044)
                                                              ---------    ---------    ---------
         Net cash provided by (used in) operating
           activities.......................................     39,579      (14,675)     (46,478)
                                                              ---------    ---------    ---------
Cash flows used in investing activities:
  Purchase of property and equipment........................     (4,974)     (14,233)      (1,696)
  Proceeds from sale of property and equipment..............      4,412           --           --
                                                              ---------    ---------    ---------
         Net cash used in investing activities..............       (562)     (14,223)      (1,696)
                                                              ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from notes payable...............................         --           --       16,803
  Payments on notes payable.................................         --           --       (1,055)
  Net (repayments) borrowings under bank line of credit and
    other...................................................    (26,100)      30,000           --
  Increase (decrease) in Due to Parent......................     (5,688)       3,741      (19,369)
  Increase in Receivable from Parent........................     (3,058)          --
  Proceeds from issuance of common stock....................        360           --       51,772
  Repurchase of common stock................................     (2,780)      (4,894)          --
                                                              ---------    ---------    ---------
         Net cash (used in) provided by financing
           activities.......................................    (37,266)      28,847       48,151
                                                              ---------    ---------    ---------
         Net increase (decrease) in cash....................      1,751          (61)         (23)
Cash at beginning of year...................................          9           70           93
                                                              ---------    ---------    ---------
Cash at end of year.........................................  $   1,760    $       9    $      70
                                                              =========    =========    =========
Supplemental disclosures of cash flow information -- cash
  paid during the period for:
  Interest (excluding capitalized amounts of $1,188, $704
    and $637, respectively).................................  $     179    $     864    $   1,951
  Income taxes..............................................     22,542       16,983        8,010
Supplemental schedule of noncash investing and financing
  activities:
  Reduction of notes payable through transfer of Notes
    Receivable..............................................         --           --       16,803
  Issuance of Notes Receivable in exchange for other assets
    sold....................................................         --           --          489

 See accompanying notes to the combined and consolidated financial statements.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

            NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

     Trendwest Resorts, Inc., and subsidiaries (Company) generate revenues from the sale and financing of Vacation Credits in WorldMark, The Club (WorldMark) and Fractional Interests in resort condominium units. Vacation Credits entitle the owner to use a fully furnished vacation resort unit in WorldMark based on the number of Vacation Credits purchased. Vacation Credits are created through the transfer to WorldMark of resort units developed or purchased by the Company. The Company also manages resort properties under a management agreement with WorldMark. WorldMark is a separate entity which owns the transferred properties for the benefit of Vacation Credit owners (Members or Owners). Fractional Interest sales are deeded intervals in condominium units and are not transferred to WorldMark.

     The Company sells Vacation Credits and Fractional Interests to individuals principally in the Western United States. Sales to new owners are typically financed by the Company after requiring a minimum 10% down payment. Sales to existing Vacation Credit owners (Upgrades) are typically financed by the Company and require down payments to the extent that the owner's equity interest in Vacation Credits owned, including the Upgrade, is less than 10%. All note balances are secured by the Vacation Credits or Fractional Interests sold.

BASIS OF PRESENTATION

     For periods prior to June 30, 1997, the financial statements are presented on a combined basis and include the accounts of Trendwest Resorts, Inc., TW Holdings, Inc. (TW Holdings) and Trendwest Funding I, Inc. (Trendwest Funding
I). The financial statements of these three entities have been combined as they were entities under the common control of JELD-WEN, inc. (Parent).

     Trendwest is a majority owned subsidiary of the Parent and prior to June 30, 1997, TW Holdings and Trendwest Funding I were wholly-owned subsidiaries of the Parent. Effective June 30, 1997, the Parent transferred to Trendwest all of the outstanding common stock of TW Holdings and Trendwest Funding I in exchange for 5,193,693 shares of Trendwest common stock (Consolidation Transactions) resulting in TW Holdings and Trendwest Funding I becoming wholly-owned subsidiaries of Trendwest. The financial statements for periods beginning June 30, 1997 are presented on a consolidated basis and include the accounts of Trendwest, TW Holdings and Trendwest Funding I. Trendwest Funding II, a wholly owned subsidiary, is included in the financial statements from March 12, 1998 (inception). TW Holdings II, a wholly owned subsidiary, is included from April, 1999 (inception); TRI Funding III, Inc., a wholly-owned subsidiary, is included from August, 1999 (inception); and Trendwest South Pacific, a wholly-owned subsidiary, is included from October 1999 (inception).

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

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

     In March, 1999 and July, 1998, the Board of Directors authorized the Company to repurchase up to 500,000 and 436,000 shares, respectively, of its common stock on the open market or in privately negotiated transactions based on market conditions. During the years ended December 31, 1999 and 1998, the Company repurchased 135,072 and 434,600 shares, respectively.

BASIC AND DILUTED NET INCOME PER COMMON SHARE

     Basic and diluted net income per common share has been computed based on the number of shares of Trendwest common stock outstanding and assumes the 5,193,693 shares issued to the Parent in connection with the Consolidation Transactions have been outstanding for all periods presented.

     The following presents the reconciliation of weighted average shares used for basic and diluted net income per share:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
BASIC
Weighted average shares -- Trendwest...........  17,129,900    17,412,818    10,402,726
Effect of consolidation transactions...........          --            --     5,193,693
                                                 ----------    ----------    ----------
Basic weighted average shares outstanding......  17,129,900    17,412,818    15,596,419
DILUTED
Effect of dilutive securities..................      47,054         3,873            --
                                                 ----------    ----------    ----------
Diluted weighted average shares outstanding....  17,176,954    17,416,691    15,596,419
                                                 ==========    ==========    ==========

     Net income available to common shareholders for basic and diluted net income per share was $34,873, $24,031 and $20,609 for the years ended December 31, 1999, 1998 and 1997, respectively.

     At December 31, 1999, 1998 and 1997, there were options to purchase 598,000, 491,500 and 490,000 shares of common stock outstanding, respectively, which were antidilutive and therefore not included in the computation of diluted net income per share.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED CASH

     Restricted cash consists primarily of deposits received on sales of Vacation Credits and Fractional Interests that are held in trust or escrow until the applicable statutory rescission period of three to fourteen calendar days has expired and the related customer Note Receivable has been recorded; it also consists of amounts received prior to the attainment of the 10% down payment required to recognize the sale.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RECOURSE LIABILITY

     The Company provides for estimated losses related to uncollectible Notes Receivable and Notes Receivable sold with limited recourse. The Company's recourse for Notes Receivable sold is limited to the retained and residual interest in Notes Receivable sold. As of December 31, 1999 and 1998, total retained interest in Notes Receivable sold of $36,782 and $37,063, respectively, was included in Notes Receivable in the accompanying consolidated balance sheets relating to Notes Receivable sold of $288,950 and $200,840, respectively. Although it is not required to do so, the Company's historical practice has been to repurchase defaulted sold Notes Receivable up to certain limits, generally 10% to 17% of the face amount of the original

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

balance of Notes Receivable sold. The provision for credit losses is charged to income in amounts sufficient to maintain the allowance and the recourse liability at levels considered adequate to cover losses resulting from liquidation of Notes Receivable and Notes Receivable sold.

     The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Notes Receivable origination and are net of anticipated cost recoveries of the underlying Vacation Credits and Fractional Interests. The Company uses this historical analysis in conjunction with other factors such as local economic conditions and industry trends. The Company also utilizes experience factors of more mature sales sites in establishing the allowance for bad debts at new sales offices. Management believes that all such allowances and estimated liabilities are adequate; however, such amounts are based on estimates and there is no assurance that the actual amounts incurred will not be more or less than the amount recorded.

     The Company charges off Notes Receivable when deemed to be uncollectible. Interest income previously accrued and unpaid is reversed. Vacation Credits recovered are recorded at the weighted average cost of credits at the time of recovery. Fractional Interests recovered are recorded at historical cost at the time of the recovery. All collection costs are expensed as incurred.

INVENTORIES

     Inventories consist of Vacation Credits and construction in progress as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Vacation Credits.........................................  $13,247    $11,342
Construction in progress.................................   32,354     30,967
                                                           -------    -------
          Total inventories..............................  $45,601    $42,309
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

     Construction in progress is valued at the lower of cost or net realizable value. Interest, taxes and other carrying costs incurred during the construction period are capitalized. The amount of interest capitalized during the years ended December 31, 1999, 1998 and 1997 amounted to $1,188, $552 and $637, respectively.

REVENUE RECOGNITION

  (i) Vacation Credits

     Substantially all Vacation Credits sold by the Company generate installment Notes Receivable secured by an interest in the related Vacation Credits. These Notes Receivable are payable in monthly installments, including interest, with maturities up to seven years. Vacation Credit sales are included in revenues when at least a 10% down payment requirement has been met and any rescission period has expired.

     Vacation Credit cost of sales and direct selling expenses related to a Vacation Credit sale are recorded at the time the sale is recognized. Vacation Credit costs include the cost of land, improvements to the property,

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

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

  (ii) Fractional Interests

     Fractional Interest sales are included in revenues when at least a 10% down payment requirement has been met and any rescission period has expired.

     Fractional Interest cost of sales and direct selling expenses related to a Fractional Interest sale are recorded at the time the sale is recognized. Fractional Interest costs include the cost of land, improvements to the property, including costs of amenities constructed and other direct acquisition costs. Direct selling expenses are recorded as sales and marketing expenses.

  (iii) Sales of Notes Receivable

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

     The Company discounts cash flows on its Notes Receivable sold at a rate which it believes a purchaser would require as a rate of return. The Company develops its assumptions based on experience with its own portfolio, available market data and ongoing consultation with its investment bankers (see note 13).

     Income from the differential retained is recorded in finance income using the interest method. In addition, finance income includes interest income on Notes Receivable retained by the Company. The residual interest in Notes Receivable sold is classified as a trading security in accordance with SFAS No. 115, Accounting for Certain Investments in Debt or Equity Securities, and is carried at market value with changes in the fair market value (see note 13) of the residual interest in Notes Receivable sold recognized as finance income.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the following assets' estimated useful lives:

Building and improvements...................................  20 to 45 years
Equipment, furniture and fixtures...........................   3 to 12 years
Leasehold improvements......................................    2 to 5 years

ADVERTISING

     Advertising costs, included in sales and marketing expenses in the accompanying combined statements of income, are expensed as incurred and amounted to $7,337, $5,655 and $4,204 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

STOCK-BASED COMPENSATION

     The Company accounts for stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company applies the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees, and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to those transactions.

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

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest and foreign currency rate risks. They are not used for trading purposes.

     The Company enters into forward interest rate swap agreements, interest rate cap agreements and forward exchange contracts to hedge the effects of fluctuations in interest rates and foreign currency rates related to anticipated sales of Notes Receivables and purchases of resort properties, respectively. These transactions meet the requirements for hedge accounting, including designation to a specific transaction and high correlation. Gains and losses on these agreements are deferred and recognized upon completion of the sale of Notes Receivable or the purchase of the resort property and included in the basis of the related asset.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In April, 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. This SOP was effective on January 1, 1999, and has not impacted the Company's financial position or results of operations.

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement, as amended, is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company does not anticipate a material impact on its financial position or results of operations from the future adoption of this standard.

     In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", to be effective as of the first quarter of 2000. The Company does not anticipate that compliance with SAB No. 101 will result in any material change to the Company's revenue recognition policies.

(3) NOTES RECEIVABLE

     The Company provides financing to the purchasers of Vacation Credits and Fractional Interests. The notes resulting from sales of Vacation Credits bear interest at 13.9% or 14.9%, depending on the method of payment, and are written with initial terms of up to 84 months. Notes resulting from the sale of Fractional Interests bear interest rates of up to 11.9% for a term of up to 120 months. Once a 10% down payment has been received, the Company has no obligation under the notes to refund monies or provide further services to the Owners in the event membership is terminated for nonpayment of the notes.

     Maturities of Notes Receivable at December 31, 1999 are as follows:

2000......................................................  $ 12,197
2001......................................................    13,540
2002......................................................    14,792
2003......................................................    15,450
2004......................................................    15,615
Thereafter................................................    29,357
                                                            --------
                                                            $100,951
                                                            ========

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

     The following table summarizes the Company's total Notes Receivable portfolio at December 31:

                                                                1999         1998
                                                              ---------    ---------
Total Notes Receivable......................................  $ 389,901    $ 307,740
Less Notes Receivable sold..................................   (288,950)    (200,840)
                                                              ---------    ---------
Gross on balance sheet Notes Receivable.....................    100,951      106,900
                                                              =========    =========
Unencumbered Notes Receivable...............................     64,169       69,837
Retained interest in Notes Receivable sold..................     36,782       37,063
                                                              ---------    ---------
Gross on balance sheet Notes Receivable.....................    100,951      106,900
Less:
  Deferred gross profit.....................................       (970)      (1,176)
  Allowance for doubtful accounts and sales returns.........    (15,179)     (12,363)
                                                              ---------    ---------
Notes Receivable, net.......................................  $  84,802    $  93,361
                                                              =========    =========

     Customers over 60 days past due on monthly payments are considered delinquent. Delinquent Notes Receivable represent 1.91% and 1.97% of Notes Receivable at December 31, 1999 and 1998, respectively.

     The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the years ended December 31:

                                                         1999       1998       1997
                                                       --------    -------    -------
Balances at beginning of period......................  $ 20,935    $15,240    $11,241
Provision for doubtful accounts, sales returns and
  recourse liability.................................    21,407     15,435     11,755
Notes Receivable charged-off and sales returns net of
  Vacation Credits recovered.........................   (13,515)    (9,919)    (7,888)
Recoveries...........................................       260        179        132
                                                       --------    -------    -------
Balances at end of period............................  $ 29,087    $20,935    $15,240
                                                       ========    =======    =======
Allowance for doubtful accounts and sales returns....  $ 15,179    $12,363    $ 9,935
Recourse liability on Notes Receivable sold..........    13,908      8,572      5,305
                                                       --------    -------    -------
                                                       $ 29,087    $20,935    $15,240
                                                       ========    =======    =======

(4) SALES OF NOTES RECEIVABLE

TW HOLDINGS

     The Company sold through TW Holdings, an 80% interest in certain Notes Receivable to outside investors primarily through an agreement, as amended on June 18, 1998, expiring June 17, 1999 with Bank of America and other purchasers (Bank Group).

     On June 17, 1999, the Company chose not to renew the revolving portion of the $98 million Receivable Transfer Agreement with the Bank Group. In conjunction with the private placement of Notes Receivable in August 1999, the sold Notes Receivable were acquired by TRI Funding III, the credit facility was retired and the corporation was dissolved.

     Total Notes Receivable sold and outstanding under this agreement amounted to $0 and $61,000 at December 31, 1999 and 1998, respectively. The Company's retained interest included in Notes Receivable

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

under this agreement in the accompanying consolidated balance sheets amounted to $0 and $15,250 at December 31, 1999 and 1998, respectively.

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

TW HOLDINGS II

     On April 15, 1999, the Company formed TW Holdings II and simultaneously entered into a $75 million 364 day Receivables Purchase Agreement (Agreement) with Prudential Securities Credit Corporation (Prudential). The Agreement has a 90% advance rate and is priced at LIBOR plus 100 basis points. The Agreement is subject to annual renewals with the current commitment expiring on April 13, 2000. The 10% retained interest is recorded as Notes Receivable whereas the residual interest in the excess cash flows of Notes Receivable sold is classified as residual interest in Notes Receivable sold and is measured at fair value.

     Total Notes Receivable sold and outstanding under this Agreement amounted to $40,000 and $0 at December 31, 1999 and 1998, respectively.

     Prudential has limited recourse to the Company's retained interest in Notes Receivable sold under certain default provisions related primarily to representations and warranties that do not relate to credit defaults by the underlying obligors. The Company's retained interest included in Notes Receivable in the accompanying balance sheets amounted to $7,822 and $0 at December 31, 1999 and 1998, respectively.

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

     The LLC noteholders and the LLC outside investor have recourse limited to the Company's retained interest in Notes Receivable sold under certain default provisions related primarily to the delinquency status of the Notes Receivable sold. The Company's retained interest is included in Notes Receivable in the accompanying balance sheets, and amounted to approximately $4,386 and $8,146 at December 31, 1999 and 1998, respectively.

     The LLC is controlled and 99% owned by an independent third party who has made a substantial capital investment and has substantial risks and rewards of the assets of the LLC.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

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

     The Company's retained interest is included in Notes Receivable in the accompanying balance sheets, and amounted to approximately $10,139 and $13,667 at December 31, 1999 and 1998, respectively.

TRI FUNDING III

     In August 1999, the Company sold certain Notes Receivable to TRI Funding III, Inc. (TRI Funding III), for cash, a subordinated note payable from TRI Funding III and a residual interest in the excess cash flows of TRI Funding III. TRI Funding III issued six classes of senior notes to institutional investors. The subordinated note payable from TRI Funding III represents the Company's retained interest in Notes Receivable which provides collateral to the holders of the notes issued by the entity and is classified as Notes Receivable on the accompanying balance sheets. The residual interest in the excess cash flows is classified as residual interest in Notes Receivable sold and is measured at fair value.

     The Company's retained interest is included in Notes Receivable in the accompanying balance sheets, and amounted to approximately $14,435 and $0 at December 31, 1999 and 1998, respectively.

(5) PROPERTY AND EQUIPMENT

     Property and equipment, net, consists primarily of the following at December 31:

                                                               1999      1998
                                                              -------   -------
Land........................................................  $ 2,379   $   877
Building and improvements...................................   15,846     3,612
Equipment, furniture and fixtures...........................    6,873     5,628
Leasehold improvements......................................    2,397     1,986
Construction in Progress....................................       78    11,120
                                                              -------   -------
                                                               27,573    23,223
Less accumulated depreciation and amortization..............    3,246     2,880
                                                              -------   -------
                                                              $24,327   $20,343
                                                              =======   =======

     Construction in progress at December 31, 1999 and 1998 includes capitalized interest of $0 and $152, respectively.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

(6) DEFERRED GROSS PROFIT

     The Company accounts for certain Upgrade sales on the installment method prior to satisfaction of minimum down payment requirements. Information for those transactions follows for the years ended December 31:

                                                           1999      1998       1997
                                                          ------    -------    ------
Gross sales value.......................................  $7,227    $ 6,496    $9,023
                                                          ======    =======    ======
Gross profit deferred...................................  $3,597    $ 3,043    $4,277
Gross profit recognized.................................   3,178      4,344     4,961
                                                          ------    -------    ------
Net gross profit deferred (recognized) during period....  $  419    $(1,301)   $ (684)
                                                          ======    =======    ======

     Notes Receivable is presented net of deferred gross profit in the accompanying balance sheets. Such deferred amounts aggregated $970 and $1,176 at December 31, 1999 and 1998, respectively.

     Deferred gross profit related to Notes Receivable sold is combined with allowance for recourse liability on Notes Receivable sold in the accompanying balance sheets. Such deferred amounts aggregated $3,303 and $2,678 at December 31, 1999 and 1998, respectively.

(7) CREDIT FACILITY

     The Company has a $30,000 unsecured revolving credit agreement (Credit Agreement) with a group of banks. The credit agreement provides for borrowings at the reference rate as announced by Bank of America, NT&SA or at LIBOR plus 100 basis points and a commitment fee to the banks of 30 basis points per annum on the total unused amount of the commitment. Availability under the line of credit is subject to a borrowing base which is a percentage of unencumbered Notes Receivable and inventory, including property under development. Under the terms of the Credit Agreement, the Company is required to maintain certain interest coverage ratios and capitalization ratios; the Credit Agreement also imposes limitations on certain liens and carrying amounts of inventory. The Credit Agreement matures on February 12, 2001. Borrowings outstanding at December 31, 1999 and 1998 were $3,900 and $30,000 respectively, at weighted average interest rates of 8.50% and 6.64%, respectively.

(8) INCOME TAXES

     The provision for income taxes consist of the following for the years ended December 31:

                                                         1999       1998       1997
                                                        -------    -------    -------
Federal:
  Current.............................................  $18,988    $12,731    $ 9,173
  Deferred............................................      299        247      1,749
                                                        -------    -------    -------
                                                         19,287     12,978     10,922
                                                        -------    -------    -------
State:
  Current.............................................    2,526      1,770        980
  Deferred............................................      445        (25)      (314)
                                                        -------    -------    -------
                                                          2,971      1,745        666
                                                        -------    -------    -------
          Total.......................................  $22,258    $14,723    $11,588
                                                        =======    =======    =======

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

                                                               1999       1998
                                                              -------    -------
Deferred tax assets:
  Allowance for credit losses...............................  $ 9,853    $ 6,492
  Deferred gross profit.....................................    1,616      1,478
  Retained interest in Notes Receivable sold................    1,310      1,844
  Contract Servicing liability arising from Notes Receivable
     sold...................................................      962         --
  Other.....................................................      694        296
                                                              -------    -------
          Total deferred tax assets.........................   14,435     10,110
                                                              -------    -------
Deferred tax liability:
  Residual interest in Notes Receivable sold................   12,829      8,289
  Other assets..............................................       32        112
  Property and equipment....................................      840        418
  Other.....................................................      776        589
                                                              -------    -------
          Total deferred tax liability......................   14,477      9,408
                                                              -------    -------
          Total deferred (liability) asset, net.............  $   (42)   $   702
                                                              =======    =======

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

     Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income as a result of the following for the years ended December 31:

                                                              1999    1998    1997
                                                              ----    ----    ----
Income tax at Federal statutory rate........................  35.0%   35.0%   35.0%
State tax, net of Federal benefit...........................   3.4     2.9     1.3
Other.......................................................   0.6      .1     (.3)
                                                              ----    ----    ----
                                                              39.0%   38.0%   36.0%
                                                              ====    ====    ====

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

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

(9) 401(k) PLANS

     Prior to August 15, 1997, the Company participated in the Parent 401(k) plan. Company contributions, which are invested in Parent common stock, were at the discretion of the Board of Directors of the Parent and totaled $1,124 for the period from January 1, 1997 to August 15, 1997.

     On August 15, 1997, the Company ceased participation in the Parent 401(k) plan and sponsored a new plan (Trendwest plan) covering all Trendwest employees. Company contributions totaled $2,708, $2,402 and $765 for the years ended December 31, 1999 and 1998, and the period from August 15, 1997 to December 31, 1997, respectively.

(10) EMPLOYEE STOCK PURCHASE PLAN

     In July, 1999, the Shareholders of the Company approved the 1999 Employee Stock Purchase Plan (Plan). The Plan allows employees to purchase up to $2,500 of the Company's common stock at a 15% discount from the market price on the last business day of a quarter. There is no lookback provision for determining market value. Under the Plan, the Company issued 17,384 shares of common stock for the year ended December 31, 1999.

(11) FOREIGN EXCHANGE CONTRACT

     In October 1999, the Company entered into a forward exchange contract, accounted for as a hedge, to receive $6,638 CDN at a rate of $1.4752 CDN/US on February 15, 2000.

     The Company is exposed to credit losses in the event of nonperformance by the counterparties to its foreign exchange contracts. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

(12) STOCK OPTION PLAN

     In 1997, the Board of Directors approved the adoption of an incentive stock option plan providing for the award of incentive stock options to employees of the Company at the discretion of the Board of Directors. Under the plan, on the date of grant, the exercise price of the option must be at least equal to the market value of common stock for shares issued. The plan provides for grants up to 5% of the Company's outstanding shares (852,054 at December 31, 1999). Stock options vest ratably over five years and expire three years after becoming fully vested.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

     The following table summarizes stock option activity:

                                                            NUMBER OF    WEIGHTED AVERAGE
                                                             SHARES       EXERCISE PRICE
                                                            ---------    ----------------
Options granted...........................................   492,000          $26.88
Expired or canceled.......................................    (2,000)          26.88
                                                             -------          ------
BALANCE AT DECEMBER 31, 1997..............................   490,000          $26.88
Options granted...........................................   122,500           12.02
Expired or canceled.......................................    (7,500)          26.88
                                                             -------          ------
BALANCE AT DECEMBER 31, 1998..............................   605,000          $23.87
Options granted...........................................   155,000           21.26
Expired or canceled.......................................   (43,500)          23.67
                                                             -------          ------
BALANCE AT DECEMBER 31, 1999..............................   716,500          $23.32
                                                             =======          ======

     The following table summarizes information about stock options outstanding under the Company's stock option plan at December 31, 1999:

                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                  -------------------------------------------------   ----------------------------
                                WEIGHTED-AVERAGE                                      WEIGHTED-
                                   REMAINING          WEIGHTED-                        AVERAGE
   RANGE OF         NUMBER      CONTRACTUAL LIFE   AVERAGE EXERCISE     NUMBER      EXERCISE PRICE
EXERCISE PRICES   OUTSTANDING      (IN YEARS)      PRICE PER SHARE    EXERCISABLE     PER SHARE
---------------   -----------   ----------------   ----------------   -----------   --------------
$11.38 - $13.00..   109,500           6.88              $11.41           20,900         $11.38
$20.19 - $23.00..   155,000           7.74               21.44            1,800          20.19
$23.19 - $26.88..   452,000           5.82               26.84          179,200          26.88
---------------     -------           ----              ------          -------         ------
$11.38 - $26.88..   716,500           6.40              $23.32          201,900         $25.21

     At December 31, 1999 and 1998, exercisable options of 201,900 and 96,500, respectfully, were outstanding at weighted average exercise prices of $25.21 and $26.88, respectively. There were no exercisable options outstanding at December 31, 1997.

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

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
Net income, as reported...............................  $34,873    $24,031    $20,609
Net income, pro forma.................................   33,511     22,748     20,377
Basic EPS, as reported................................     2.04       1.38       1.32
Diluted EPS, as reported..............................     2.03       1.38       1.32
Basic EPS, pro forma..................................     1.96       1.31       1.31
Diluted EPS, pro forma................................     1.95       1.31       1.31

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

     The fair value of the options granted is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions used:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1999       1998       1997
                                                          -------    -------    -------
Annual dividend yield...................................     0.0%       0.0%          0.0%
Volatility..............................................    54.3%      58.2%         45.0%
Risk free interest rate.................................     5.8%       4.5%          6.4%
Expected life...........................................  6 years    6 years    6 years

     The weighted average grant date fair value per share of options granted during the years ended December 31, 1999, 1998 and 1997 were $12.31, $6.15 and $12.94, respectively.

(13) FAIR VALUES OF FINANCIAL INSTRUMENTS

     SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. The fair values of financial instruments are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments are set forth below at December 31:

                                                                    1999                    1998
                                                            ---------------------   ---------------------
                                                            CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                             VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                            --------   ----------   --------   ----------
Financial assets:
  Cash(a).................................................  $ 1,760     $ 1,760     $     9     $     9
  Restricted cash(a)......................................    2,987       2,987       2,351       2,351
  Notes Receivable(a).....................................   85,772      85,772      94,537      94,537
  Residual interest in Notes Receivable sold(b)...........   36,265      36,265      23,683      23,683
  Due from Parent(c)......................................    3,058       3,058          --          --
Financial liabilities:
  Due to Parent(c)........................................       --          --       5,688       5,688
  Borrowing under bank line of credit(c)..................    3,900       3,900      30,000      30,000
  Recourse liability on notes sold(a).....................   13,908      13,908       8,572       8,572

---------------
(a) The carrying value, prior to consideration of deferred gross profit in the case of Notes Receivable, is considered to be a reasonable estimate of fair value.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

(b) Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment rates. The Company utilizes the following assumptions in determining the fair value of its residual interest in Notes Receivable sold at December 31:

                                              1999            1998
                                          ------------    ------------
Discount rate...........................     12.25%          12.25%
Annual prepayment rate..................  7.2% to 9.0%    6.0% to 7.2%

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

     The fair value of the Company's forward exchange contract was $92 at December 31, 1999, representing the difference between the currency trading value and the strike price of the forward exchange at that date.

(14) RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE

     The Company, on an ongoing basis, acquires from and sells Notes Receivable to related parties at face value with full recourse. A summary of these transactions follows for the years ended December 31:

                                                              1999     1998       1997
                                                              ----    -------    ------
Sale of Notes Receivable:
  Members of the Board of Directors of the Parent...........  $ --    $   928    $  917
  I&I Holdings, a subsidiary of the Parent..................    --          7        55
Purchases of Notes Receivable:
  Eagle Crest Partners, Ltd., a subsidiary of the Parent....   473      2,709     7,134
  Running Y Resorts, Ltd., a subsidiary of the Parent.......   177      2,537     3,218
  Parent foundation.........................................    --         --     2,536
  I&I Holdings, a subsidiary of the Parent..................    --        843        --
  Members of the Board of Directors of the Parent...........    --     11,308        --

     With respect to Notes Receivable sold to members of the Board of Directors of the Parent and I&I Holdings, the Company serviced such receivables without compensation.

     The outstanding balance of Notes Receivable sold to related parties amounted to $0 at December 31, 1999 and 1998.

WORLDMARK

  (i) Management Contract

     The Company manages the resort properties transferred to WorldMark under the terms of a management agreement which is subject to annual approval by the Members. Under the terms of the management agreement, the Company receives a management fee equal to the lesser of 15% of WorldMark's budgeted expenditures or the full net profit of WorldMark and is reimbursed for certain expenses. In addition, the

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

Company is responsible for paying annual dues on Vacation Credits which it owns prior to their sale to customers and reimburses WorldMark for delinquent dues on canceled memberships. A summary of these transactions for the years ended December 31 follows:

                                                           1999       1998      1997
                                                          -------    ------    ------
WorldMark:
  Management fee income.................................  $ 2,972    $1,707    $1,488
  Dues expense incurred by Trendwest....................    1,376     1,107       793
  Delinquent dues expense incurred by Trendwest.........      727       500       389
  Reimbursed salaries...................................   10,417     7,145     5,448
  Other reimbursed expenses.............................      763       779       612

  (ii) Financial Information (Unaudited)

     A summary of financial information for WorldMark as of and for the years ended December 31, 1999 and 1998 is as follows:

                                                                1999        1998
                                                              --------    --------
Cash and investment securities..............................  $ 13,762    $ 10,154
Member dues receivable......................................    15,977      12,607
Other assets................................................     2,618       2,336
                                                              --------    --------
          Total assets......................................    32,357      25,097
                                                              --------    --------
Deferred revenue............................................    18,158      13,647
Other liabilities...........................................     2,020       3,187
                                                              --------    --------
          Total liabilities.................................    20,178      16,834
                                                              --------    --------
          Net assets........................................  $ 12,179    $  8,263
                                                              ========    ========
Annual member assessments...................................  $ 28,213    $ 20,978
                                                              ========    ========
Excess of revenues over expenses............................  $  3,915    $  2,957
                                                              ========    ========
Condominiums owned, at Developers' unamortized historical
  cost......................................................  $236,885    $181,196
                                                              ========    ========

     WorldMark maintains a reserve for replacement costs of depreciable assets. Such reserves at December 31, 1999 and 1998, were $12.2 million and $8.3 million, respectively.

PARENT AND OTHER RELATED PARTIES

     The Company has an open revolving credit line with its Parent to meet operating needs and invest excess funds. The credit line is $10 million and is payable on demand. It bears interest at the prime rate plus 1% per annum (9.50% and 8.75% at December 31, 1999 and 1998, respectively). Outstanding borrowings under this credit agreement were $0 and $5,688 at December 31, 1999 and 1998, respectively. The Company periodically lends excess funds to the Parent at the prime rate minus 2% (currently 6.50%). Outstanding lendings under this agreement were $3,058 and $0 at December 31, 1999 and 1998, respectively.

     The Company also reimburses the Parent for administrative services received and its share of insurance expenses. Also, through June 30, 1997 the Parent was named as the master servicer under the terms of certain sales of Notes Receivable and received a servicing fee of 1.75% per annum of the sold receivables to service the receivable. The Parent subcontracted the servicing to Trendwest for a servicing fee of 1.25% per annum of

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

the sold receivable balance. Trendwest also received a servicing fee from TRI Funding Company I, LLC of 1.75% per annum of the sold receivables' balance and subsequent to June 30, 1997 is the named master servicer under the terms of certain sales of Notes Receivable. Trendwest, in turn, subcontracts components of the servicing to a third-party servicer. A summary of these transactions follows for the years ended December 31:

                                                            1999      1998      1997
                                                           ------    ------    ------
Parent:
  Interest income........................................  $   31    $  141    $  159
  Interest expense.......................................     129        26     1,945
  Insurance expense......................................   3,927     2,624     1,865
  Servicing fee expense, net.............................      --        --       240
TRI Funding Company I, LLC:
  Servicing fee income...................................      --        --     1,157

     The Company is developing a resort in central Washington known as MountainStar in conjunction with its Parent. The Parent owns the land and the Company is acting as the developer. On behalf of its Parent, the Company has incurred costs of approximately $10,898 and $5,869 in 1999 and 1998, respectively, related to the project. All costs incurred to date will be reimbursed by the Parent.

     In 1998, the Company purchased 25 condominium units at a cost of $3,462 from Running Y Resorts.

(15) COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

     The Company routinely enters into purchase agreements with various parties to acquire and build resort properties. At December 31, 1999, the Company has outstanding purchase commitments of $75,845 related to properties under development.

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

LEASE COMMITMENTS

          The Company has various operating lease agreements, primarily for sales offices. These obligations generally have remaining noncancelable terms of five years or less. Future minimum lease payments are as follows for the years ending December 31:

2000........................................................  $3,938
2001........................................................   3,327
2002........................................................   2,206
2003........................................................     876
2004........................................................     367
Thereafter..................................................      70

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

     Rental expense amounted to $4,225, $3,262 and $2,018 for the years ended December 31, 1999, 1998 and 1997, respectively.

(16) SEGMENT REPORTING

     The Company has two reportable segments; sales and financing. The sales segment markets and sells Vacation Credits and Fractional Interests. The finance segment is primarily responsible for servicing and collecting Notes Receivable originated in conjunction with the financing of sales of Vacation Credits and Fractional interest Sales. The finance segment does not include TW Holdings, TW Holdings II, Trendwest Funding I, Trendwest Funding II or Trendwest Funding III. Management has chosen to evaluate the business based on sales and marketing activities as these are the primary drivers of the business.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profits or losses from sales and marketing activities on a pre-tax basis. Intersegment revenues are recorded at market rates as if the transactions occurred with third parties. Assets are not reported by segment.

     The following tables summarize the segment activity of the Company:

                                                                                         SEGMENT
                                                            SALES     FINANCE   OTHER     TOTAL
                                                           --------   -------   ------   --------
YEAR ENDED DECEMBER 31, 1999:
External revenue.........................................  $234,665   $ 4,463   $3,710   $243,838
Interest revenue -- net..................................        --     5,552       --      5,552
Interest revenue -- intersegment.........................        --     3,839       --      3,839
Intersegment revenue.....................................        --     1,605       --      1,605
                                                           --------   -------   ------   --------
  Segment revenue........................................  $234,665   $15,459   $3,710   $253,834
Segment profit...........................................  $ 40,035   $10,890   $2,054   $ 52,979
SIGNIFICANT NON-CASH ITEMS:
Provision for doubtful accounts, sales returns and
  recourse liability.....................................  $ 21,407        --       --   $ 21,407
Gain on sale of property and equipment...................        --   $   869       --   $    869

                                                                                         SEGMENT
                                                            SALES     FINANCE   OTHER     TOTAL
                                                           --------   -------   ------   --------
YEAR ENDED DECEMBER 31, 1998:
External revenue.........................................  $170,817   $ 2,985   $2,329   $176,131
Interest revenue -- net..................................        --     4,132       --      4,132
Interest revenue -- intersegment.........................        --     2,870       --      2,870
Intersegment revenue.....................................        --       976       --        976
  Segment revenue........................................  $170,817   $10,963   $2,329   $184,109
                                                           --------   -------   ------   --------
Segment profit...........................................  $ 25,205   $ 7,651   $  929   $ 33,785
SIGNIFICANT NON-CASH ITEMS:
Provision for doubtful accounts, sales returns and
  recourse liability.....................................  $ 15,435        --       --   $ 15,435

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

      NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 1999, 1998 AND 1997
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                          SEGMENT
                                                             SALES     FINANCE   OTHER     TOTAL
                                                            --------   -------   ------   --------
YEAR ENDED DECEMBER 31, 1997:
External revenue..........................................  $128,835   $1,769    $2,032   $132,636
Interest revenue -- net...................................        --    3,563        --      3,563
Interest revenue -- intersegment..........................        --      681        --        681
Intersegment revenue......................................        --      960        --        960
                                                            --------   ------    ------   --------
  Segment revenue.........................................  $128,835   $6,973    $2,032   $137,840
Segment profit............................................  $ 23,779   $4,412    $  924   $ 29,115
SIGNIFICANT NON-CASH ITEMS:
Provision for doubtful accounts, sales returns and
  recourse liability......................................  $ 11,755       --        --   $ 11,755

     The following table provides a reconciliation of segment revenues and profits to the consolidated amounts:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           1999       1998       1997
                                                         --------   --------   --------
Segment revenue........................................  $253,834   $184,109   $137,840
Interest expense reported net of interest income.......       442        353      1,739
Elimination of intersegment revenue....................    (5,444)    (3,846)    (1,641)
Finance subsidiaries revenue...........................    25,644     20,341     13,649
                                                         --------   --------   --------
     CONSOLIDATED REVENUE..............................  $274,476   $200,957   $151,587
                                                         ========   ========   ========
Segment profit.........................................  $ 52,979   $ 33,785   $ 29,115
Corporate overhead not included in segment reporting...   (15,091)   (11,463)    (8,699)
Finance subsidiaries profit............................    19,243     16,432     11,781
                                                         --------   --------   --------
  CONSOLIDATED PRE-TAX INCOME..........................  $ 57,131   $ 38,754   $ 32,197
                                                         ========   ========   ========

     All of the Company's revenue from external customers is derived from sales within the United States.

(17) SUBSEQUENT EVENT

     On January 4, 2000, the Company created a wholly-owned special purpose finance company, TW Holdings III, Inc. At the same time, the Company entered into a 364-day $75 million commercial paper-backed Receivables Warehouse facility (Facility) with Banc One Capital Markets. The Facility has an interest rate based on the commercial paper rate plus 50 basis points.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a). The following documents are filed as part of this report:

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 3.1     Amended and Restated Articles of Incorporation of the
         Registrant, dated July 2, 1997.(1)
 3.2     Amended and Restated Bylaws of the Registrant.(1)
10.1     Management Agreement (Fourth Amended) between the Registrant and WorldMark, the Club ("WorldMark"), dated September 30,
         1994.(1)
10.2     Software Support and Maintenance Agreement between the
         Registrant and Sage Systems, Inc. ("Sage"), dated
                             , 1994.(1)
10.3     Service Agreement between the Registrant and Sage, dated
         January 1, 1996.(1)
10.4     Software Transfer Agreement between the Registrant, Sage and
         James McBride, Sr., dated August, 1994.(1)
10.5     Escrow Agreement between the Registrant, Club Esprit
         (predecessor to WorldMark) and Sage, dated as of October 25,
         1990.(1)
10.6     Form of WorldMark Retail Installment Contract Vacation Owner
         Agreement.(1)
10.7     Indenture among the Registrant, TRI Funding Company I,
         L.L.C. and LaSalle National Bank, dated as of March 1,
         1996.(1)
10.8     Servicing Agreement among the Registrant, TRI Funding
         Company I, L.L.C., Sage and LaSalle National Bank, dated as of March 1, 1996.(1)
10.9     Purchase and Sale Agreement among the Registrant, Trendwest
         Funding I, Inc., TWH Funding I, Inc. and TRI Funding Company
         I, L.L.C., dated March 1, 1996.(1)
10.10    Nonexclusive Limited Assignment among the Registrant, Eagle
         Crest Partners, Ltd. and WorldMark, dated September 20,
         1996.(1)
10.11    Nonexclusive Limited Assignment among the Registrant,
         Running Y, Inc. and WorldMark dated September 20, 1996.(1)
10.13    Articles of Incorporation of WorldMark, the Club, dated
         December 10, 1992.(1)
10.14    Bylaws of WorldMark, dated December 2, 1994.(1)
10.15    Form of Employment Agreement between William F. Peare and
         the Registrant.(1)
10.16    Form of Employment Agreement between Jeffery P. Sites and
         the Registrant.(1)
10.17    Trendwest Resorts, Inc. 1997 Employee Stock Option Plan.(1)
10.18    Indenture among the Registrant, TRI Funding II, Inc. and
         LaSalle National Bank, dated as of March 1, 1998.(3)
10.19    Series 1998-1 Supplement Dated as of March 1, 1998 to
         Indenture Dated as of March 1, 1998 among the Registrant,
         Trendwest Funding II, Inc. and LaSalle National Bank.(3)
10.20    Servicing Agreement among the Registrant, TRI Funding II,
         Inc., Sage Systems, Inc. and LaSalle National Bank, dated as of March 1,1998.(3)
10.21    Purchase and Sale Agreement between the Registrant,
         Trendwest Funding II, Inc. and TRI Funding II, Inc.(3)
10.22    Receivables purchase agreement among the Registrant, TRI
         Funding Company I, L.L.C., TW Holdings Inc. and Trendwest
         Funding II, Inc., Dated as of March 1, 1998.(3)
10.23    Credit Agreement among the Registrant, Bank of America
         National Trust and Savings Association as Agent, and Other
         Financial Institutions Party Hereto, Dated as of February
         12, 1998.(3)
10.24    Amendment Number Two Dated June 18, 1998 to the Second
         Amended and Restated Receivables Transfer Agreement between the Registrant, Seafirst Bank and other purchasers, TW
         Holdings, and Bank of America Dated June 18, 1998.(3)
10.25    Purchase Agreement among Registrant, Roderick C. Wendt, and
         Richard L. Wendt, dated September 22, 1998.(3)
10.26    Purchase Agreement among Registrant, Roderick C. Wendt, and
         Richard L. Wendt, dated October 13, 1998.(3)

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
10.27    Amendment to Non Exclusive Limited Assignment agreement
         among Registrant and Eagle Crest, Inc. dated September 20,
         1998.
10.28    Receivable Sale Agreement between Registrant and TW Holdings
         II Dated as of April 15, 1999.(4)
10.29    Credit Agreement between Registrant, TW Holdings II as
         Borrower and Prudential Securities Credit Corporation as
         lender dated as of April 15, 1999.(4)
10.30    Trust Indenture between Registrant, TW Holdings II, Sages
         Systems, Inc., and LaSalle National Bank Dated as of April
         15, 1999.(4)
10.31    Receivables Purchase Agreement among Registrant, TRI Funding
         II, Inc., TRI Funding Company I, LLC, TW Holdings, Inc., TW
         Holdings II, Inc., and TRI Funding III, Inc., dated as of
         August 1, 1999.(4)
10.32    Indenture among Registrant, TRI Funding III, Inc. and
         Norwest Bank Minnesota, National Association Dated as of
         August 1, 1999.(4)
10.33    Servicing Agreement among Registrant, TRI Funding III, Inc.
         and Norwest Bank Minnesota, National Association Dated as of
         August 1, 1999.(4)
10.34    Purchase Agreement Between TRI Funding III, Inc., and
         Prudential Securities Incorporated Dated August 18, 1999.(4)
11.1     Statement re Computation of Earnings per Share -- See note 1 of "Notes to Combined and Consolidated financial
         Statements."
13.1     Annual Report to Shareholders.(2)
21.1     List of all Subsidiaries of the Registrant.(1)
23.1     Consent of KPMG LLP.
24.1     Power of Attorney from officers and directors (contained on signature page).
27.1     Financial Data Schedule (one year).

---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26861).

(2) Incorporated by reference to the Company's Annual Report to Shareholders.

(3) Incorporated by reference to the Company's 1998 quarterly filings on Form 10-Q (File No. 333-26861).

(4) Incorporated by reference to the Company's 1999 quarterly filings on Form 10-Q (File No. 333-26861).

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the year ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Trendwest Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on March 29, 2000.

                                          TRENDWEST RESORTS, INC.

                                          By:     /s/ JEFFERY P. SITES
                                            ------------------------------------
                                                      Jeffery P. Sites
                                                  Executive Vice President

                /s/ WILLIAM F. PEARE                      Executive Vice President,     March 29, 2000
-----------------------------------------------------      Chief Executive Officer
                  William F. Peare                              and Director
                                                        (Principal Executive Officer)

                /s/ JEFFERY P. SITES                      Executive Vice President,     March 29, 2000
-----------------------------------------------------      Chief Operating Officer
                  Jeffery P. Sites                              and Director

                /s/ GARY A. FLORENCE                    Vice President, Treasurer and   March 29, 2000
-----------------------------------------------------      Chief Financial Officer
                  Gary A. Florence                      (Principal Financial Officer)

                 /s/ JEROL E. ANDRES                              Director              March 29, 2000
-----------------------------------------------------
                   Jerol E. Andres

                /s/ HARRY L. DEMOREST                             Director              March 29, 2000
-----------------------------------------------------
                  Harry L. Demorest

               /s/ MICHAEL P. HOLLERN                             Director              March 29, 2000
-----------------------------------------------------
                 Michael P. Hollern

              /s/ DOUGLAS P. KINTZINGER                           Director              March 29, 2000
-----------------------------------------------------
                Douglas P. Kintzinger

                 /s/ LINDA M. TUBBS                               Director              March 29, 2000
-----------------------------------------------------
                   Linda M. Tubbs

                /s/ RODERICK C. WENDT                             Director              March 29, 2000
-----------------------------------------------------
                  Roderick C. Wendt