Form 10-Q
period 2000-03-31
TRENDWEST RESORTS INC
filed 2000-05-12
CIK 1021252

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ____________


Commission file number 000-22979

                             Trendwest Resorts, inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Oregon                                       93-1004403
-------------------------------             ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
       of incorporation)

9805 Willows Road
Redmond, Washington                                                        98052
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


(Registrant's telephone number, including area code)              (425) 498-2500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The number of shares of the registrant's no-par voting common stock outstanding as of May 4, 2000: 16,939,894 shares.

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                             (dollars in thousands)
                                   (Unaudited)

                                                                                      March 31,          December 31,
                                   Assets                                                2000                1999
                                                                                   -----------------    ----------------
Assets:
     Cash                                                                      $         1,655               1,760
     Restricted cash                                                                     7,107               2,987
     Notes Receivable, net of allowance for doubtful accounts, sales
        returns and deferred gross profit                                               79,122              84,802
     Accrued interest and other receivables                                              9,514               8,506
     Residual interest in Notes Receivable sold                                         37,701              36,265
     Receivable from Parent                                                              4,337               3,058
     Inventories                                                                        51,191              45,601
     Property and equipment, net                                                        25,750              24,327
     Deferred income taxes                                                                 497                  --
     Other assets                                                                        3,738               2,657
                                                                                   -----------------    ----------------

                     Total assets                                              $       220,612             209,963
                                                                                   =================    ================

                    Liabilities and Shareholders' Equity

Liabilities:
     Accounts payable                                                                    1,811               1,900
     Accrued liabilities                                                                12,622              12,405
     Accrued construction in progress                                                    1,189                 790
     Borrowing under bank line of credit                                                    --               3,900
     Allowance for recourse liability and deferred gross profit on Notes
        Receivable sold                                                                 17,703              17,211
     Income taxes payable                                                                6,319                  42
                                                                                   -----------------    ----------------

                     Total liabilities                                                  39,644              36,248

Shareholders' equity:
     Preferred stock, no par value.  Authorized 10,000,000 shares;
        no shares issued or outstanding                                                     --                  --
     Common stock, no par value.  Authorized 90,000,000 shares;
        issued and outstanding 16,939,834 and 17,041,078 shares at
        March 31, 2000 and December 31, 1999, respectively.                             56,997              59,428
     Accumulated other comprehensive income                                                 14                  --
     Retained earnings                                                                 123,957             114,287
                                                                                   -----------------    ----------------

                     Total shareholders' equity                                        180,968             173,715

Commitments and contingencies
                                                                                   -----------------    ----------------

                     Total liabilities and shareholders' equity                $       220,612             209,963
                                                                                   =================    ================

See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                                       Three months ended March 31,
                                                                                         2000                1999
                                                                                   -----------------    ----------------
Revenues:
     Vacation Credit sales, net                                                $        62,863              49,016
     Finance income                                                                      4,228               3,951
     Gains on sales of Notes Receivable                                                  3,589               4,350
     Resort management services                                                          1,613                 823
     Other                                                                               1,251               1,765
                                                                                   -----------------    ----------------

                  Total revenues                                                        73,544              59,905
                                                                                   -----------------    ----------------

Costs and operating expenses:
     Vacation Credit cost of sales                                                      14,591              13,621
     Resort management services                                                            422                 397
     Sales and marketing                                                                30,580              23,498
     General and administrative                                                          7,250               5,394
     Provision for doubtful accounts and recourse
        liability                                                                        4,604               3,443
     Interest                                                                               47                  55
                                                                                   -----------------    ----------------

             Total costs and operating expenses                                         57,494              46,408
                                                                                   -----------------    ----------------

             Income before income taxes                                                 16,050              13,497

Income tax expense                                                                       6,380               5,353
                                                                                   -----------------    ----------------

             Net income                                                        $         9,670               8,144
                                                                                   =================    ================

Basic net income per common share                                              $           .57                 .47

Diluted net income per common share                                            $           .57                 .47


Weighted  average  shares of common  stock and dilutive  potential  common stock outstanding:
     Basic                                                                          16,969,603          17,158,766

     Diluted                                                                        17,035,757          17,179,327

See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                             (dollars in thousands)
                                   (Unaudited)

                                                                                       Three months ended March 31,
                                                                                   -------------------------------------
                                                                                         2000                1999
                                                                                   -----------------    ----------------
Cash flows from operating activities:
     Net income                                                                $          9,670               8,144
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                       594                 406
        Gain on sale of property and equipment                                               --                (896)
        Amortization of residual interest in Notes Receivable sold                        3,125               2,247
        Provision for doubtful accounts, sales returns and recourse liability             5,620               4,722
        Recoveries of Notes Receivable charged off                                           52                  53
        Residual interest in Notes Receivables sold                                      (3,674)             (4,350)
        Amortization of servicer liability                                                 (186)                 --
        Change in deferred gross profit                                                     (30)               (171)
        Deferred income tax (benefit) expense                                              (539)                568
        Issuance of Notes Receivable                                                    (54,338)            (42,060)
        Proceeds from sale of Notes Receivable                                           42,332              32,244
        Proceeds from repayment of Notes Receivable                                      16,596               8,096
        Purchase of Notes Receivable                                                     (4,950)               (595)
        Changes in certain assets and liabilities:
           Restricted cash                                                               (4,120)               (903)
           Inventories                                                                   (6,405)              3,900
           Accounts payable and accrued liabilities                                         713                 237
           Income taxes payable                                                           6,319               4,060
           Other                                                                         (2,154)                140
                                                                                   -----------------    ----------------

     Net cash provided by operating activities                                            8,625              15,842
                                                                                   -----------------    ----------------

Cash flows from investing activities:
     Purchase of property and equipment                                                  (1,178)             (1,577)
     Proceeds from sale of property and equipment                                             --               4,412
                                                                                   -----------------    ----------------

     Net cash provided by (used in) investing activities                                 (1,178)              2,835
                                                                                   -----------------    ----------------

Cash flows from financing activities:
     Net change in bank line of credit                                                   (3,900)            (11,000)
     Increase in receivable from Parent                                                  (1,279)               (320)
     Decrease in due to Parent                                                               --              (5,688)
     Issuance of common stock                                                               166                  --
     Repurchase of common stock                                                          (2,597)                 --
                                                                                   -----------------    ----------------

     Net cash used in financing activities                                               (7,610)            (17,008)
                                                                                   -----------------    ----------------

     Net (decrease) increase in cash                                                       (163)              1,669

Effect of foreign currency exchange rates on cash                                            58                  --

Cash at beginning of period                                                               1,760                   9
                                                                                   -----------------    ----------------

Cash at end of period                                                          $          1,655               1,678
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

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                       Three months ended March 31,
                                                                                   -------------------------------------
                                                                                         2000                1999
                                                                                   -----------------    ----------------

Supplemental disclosures of cash flow information -
   cash paid during the period for:
        Interest (excluding capitalized amounts of $102 and $388,
          respectively)                                                        $             47                 480
        Income taxes                                                                         --                 725

See accompanying notes to condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

Note 1 - Background

Trendwest Resorts, Inc. and subsidiaries (Company) markets, sells and finances timeshare ownership interests in the form of perpetual timeshare credits (Vacation Credits) in WorldMark, the Club (WorldMark). Vacation Credits are created through the transfer to WorldMark of resort units acquired or developed by the Company. The Company derives revenues primarily from Vacation Credit sales and, to a lesser extent, from the financing of Vacation Credit sales and from its management agreement with WorldMark.

These condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

These statements should be read in conjunction with the audited financial statements and footnotes included in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission (SEC). The accounting policies used in preparing these condensed consolidated financial statements are the same as those described in such Form 10-K.

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

In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", to be effective as of the second quarter of 2000. Compliance with SAB No. 101 is not expected to result in any material change to the Company's revenue recognition policies.

Note 3 - Foreign Currency Translation

Assets and liabilities in foreign functional currencies are translated into U.S. dollars based upon the prevailing currency exchange rates in effect at the balance sheet date. Translation gains and losses are not included in the determination of net income but are accumulated in a separate component of shareholders' equity. These translation gains and losses are the only component of accumulated other comprehensive income on the accompanying consolidated balance sheets. Transaction gains or losses are recorded in the results of operations and were insignificant for the three month period ended March 31, 2000.

Note 4 - Basic and Diluted Net Income Per Common Share

The following presents the reconciliation of weighted average shares used for basic and diluted net income per share:

                                                                              Three months ended March 31,
                                                                         ----------------------------------------
                                                                               2000                  1999
                                                                         -----------------     ------------------
         Basic
         Basic weighted average shares                                      16,969,603            17,158,766

         Diluted
         Effect of dilutive securities                                          66,154                20,561
                                                                         -----------------     ------------------
         Diluted weighted average shares outstanding                        17,035,757            17,179,327
                                                                         =================     ==================

Net income available to common shareholders for basic net income per share was $9,670 and $8,144 for the three months ended March 31, 2000 and 1999, respectively.

At March 31, 2000 and 1999, there were options to purchase 446,000 and 492,500 shares of common stock outstanding, respectively, which were antidilutive and therefore not included in the computation of diluted net income per share.

Note 5 - Inventories

Inventories consist of Vacation Credits and construction in progress as follows:

                                                                          March 31,           December 31,
                                                                             2000                 1999
                                                                       -----------------     ----------------
        Vacation Credits                                            $         7,639                13,247
        Construction in progress                                             43,552                32,354
                                                                       -----------------     ----------------

                 Total inventories                                  $        51,191                45,601
                                                                       =================     ================

Note 6 - Notes Receivable, Allowance For Doubtful Accounts, Recourse Liability and Sales Returns

The following table summarizes the Company's total Notes Receivable portfolio at:

                                                                          March 31,           December 31,
                                                                             2000                 1999
                                                                       -----------------    ------------------
        Total Notes Receivable                                      $       412,268      $       389,901
        Less Notes Receivable sold                                         (315,287)            (288,950)
                                                                       -----------------    ------------------

        Gross on balance sheet Notes Receivable                              96,981              100,951
                                                                       =================    ==================

        Unencumbered Notes Receivable                                        59,984               64,169
        Retained interest in Notes Receivable sold                           36,997               36,782
                                                                       -----------------    ------------------

        Gross on balance sheet Notes Receivable                              96,981              100,951

        Less: Deferred gross profit                                            (963)                (970)
               Allowance for doubtful accounts and sales returns            (16,896)             (15,179)
                                                                       -----------------    ------------------

        Notes Receivable, net                                       $        79,122      $        84,802
                                                                       =================    ==================

The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the three months ended March 31, 2000 and the year ended December 31, 1999:

                                                                               2000                  1999
                                                                         -----------------     ------------------
         Balances at beginning of period                            $          29,087                20,935

         Provision for doubtful accounts, sales returns and
             recourse liability                                                 5,620                21,407
         Notes receivable charged-off and sales returns net of
             Vacation Credits recovered                                        (3,440)              (13,515)
         Recoveries                                                                52                   260
                                                                         -----------------     ------------------

         Balances at end of period                                  $          31,319                29,087
                                                                         =================     ==================


         Allowance for doubtful accounts and sales returns          $          16,896                15,179
         Recourse Liability on notes receivable sold                           14,423                13,908
                                                                         -----------------     ------------------
                                                                    $          31,319                29,087
                                                                         =================     ==================


Total notes receivable outstanding, including notes receivable sold, amounted to $412,268 and $389,901 at March 31, 2000 and December 31, 1999, respectively.

Note 7 - Commitments and Contingencies

(a) Purchase Commitments
The Company routinely enters into purchase agreements with various parties to acquire and build resort properties. At March 31, 2000 the Company had outstanding purchase commitments of $96.5 million related to properties under development.

(b) Litigation
The Company is involved in various claims and lawsuits arising from the ordinary course of business. Management believes that outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Note 8 - Segment Reporting

The Company has two reportable segments; sales and financing. The sales segment markets and sells timeshare memberships. The finance segment is primarily responsible for servicing and collecting Notes Receivable originated in conjunction with the financing of sales of Vacation Credits. The finance segment does not include TW Holdings, TW Holdings II, TW Holdings III, Trendwest Funding I, Trendwest Funding II, TRI Funding III or Trendwest Resorts South Pacific. Management evaluates the business based on U.S. sales and marketing activities, as these are the primary drivers of the business.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profits or losses from sales and marketing activities on a pre-tax basis. Intersegment revenues are recorded at market rates as if the transactions occurred with third parties. Assets are not reported by segment.


The following tables summarize the segment activity of the Company:

                                                                                                   Segment
Three months ended March 31, 2000:                   Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $        62,811          1,036          1,613           65,460
Interest revenue - net                                     --          1,311             --            1,311
Interest revenue-intersegment                              --          1,531             --            1,531
Intersegment revenue                                       --            296             --              296
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $        62,811          4,174          1,613           68,598

Segment profit                                $        11,889          2,868          1,191           15,948

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                          5,614             --             --            5,614

                                                                                                   Segment
Three months ended March 31, 1999:                   Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $        49,016          1,722            823           51,561
Interest revenue - net                                     --          1,199             --            1,199
Interest revenue-intersegment                              --            726             --              726
Intersegment revenue                                       --            429             --              429
                                                   -----------    -----------     -----------    -------------
         Segment revenue                      $        49,016          4,076            823           53,915

Segment profit                                $         7,483          3,101            426           11,010

Significant non-cash items:
Provision for doubtful accounts, sales
  returns and recourse liability                        4,722             --             --            4,722
Gain on sale of property and equipment                     --            896             --              896


The following table provides a reconciliation of segment revenues and profits to the consolidated amounts:

                                                        Three months ended March 31,
                                                         2000                    1999
                                                    ----------------        ---------------
Segment revenue                                   $       68,598                 53,915
Interest expense reported net of interest
    income                                                    47                     55
Elimination of intersegment revenue                       (1,827)                (1,155)
Other subsidiaries revenue                                 6,726                  7,090
                                                    ----------------        ---------------
                 Consolidated revenue             $       73,544                 59,905
                                                    ================        ===============

Segment profit                                    $       15,948                 11,010
Corporate overhead not included in segment
    reporting                                             (4,212)                (3,431)
Other subsidiaries profit                                  4,314                  5,918
                                                    ----------------        ---------------
             Consolidated pre-tax income          $       16,050                 13,497
                                                    ================        ===============


The Company's revenue from external customers is mainly derived from sales within the United States. The Company has no long-lived assets other than financial instruments.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

   The statements below and other statements herein contain forward looking information which include future financing transactions, acquisition of properties, and the Company's future prospects and other forecasts and statements of expectations. Actual results may differ materially from those expressed in any forward-looking statement made by the Company, due among other things, to the Company's ability to develop or acquire additional resort properties, find acceptable debt or equity capital to fund such development, as well as other risk factors as outlined in the "Risk Factors" section of the Company's Form 10-K.

The Company achieved total revenues of $73.5 million for the three months ended March 31, 2000, compared to $59.9 million for the three months ended March 31, 1999, an increase of 22.7%. The principal reason for the overall improvement was a 28.4% increase in Vacation Credit sales to $62.9 million for the three months ended March 31, 2000 from $49.0 million for the three months ended March 31, 1999. The increase in Vacation Credit sales was primarily the result of a 23.8% increase in the number of Vacation Credits sold to 45.8 million for the three months ended March 31, 2000, from 37.0 million for the three months ended March 31, 1999. The increase in Vacation Credits sold was largely attributable to continued improvement in existing sales offices, opening four new offices in the second half of 1999 and increased Upgrade Sales. Revenues from Upgrade Sales increased 40.8% to $10.0 million for the three months ended March 31, 2000, from $7.1 million for the three months ended March 31, 1999. The increase in Upgrade sales is the result of continuing satisfaction on the part of WorldMark Owners and the ongoing growth in the owner base. The average price per Vacation Credit sold increased to $1.37 per credit for the three months ended March 31, 2000 versus $1.32 per credit for the three months ended March 31, 1999 primarily as a result of an approximate 4% increase in the selling price of Vacation Credits effective June, 1999.

Finance income for the three months ended March 31, 2000 increased 5% to $4.2 million from $4.0 million for the three months ended March 31, 1999 due to increased average carrying balances of Notes Receivable for the two periods compared. Gains on sales of Notes Receivable decreased 18.2% in 2000 over the comparable period last year because of higher interest rates which reduced the net interest spread.

Vacation Credit cost of sales, as a percentage of Vacation Credit sales, was 23.2% for the three months ended March 31, 2000 versus 27.8% for the three months ended March 31, 1999. This decrease resulted from the addition of 28 units at Fiji and 17 units at Rancho Vistoso in Arizona, both of which had product costs much lower than the Company's historical average. Over the remainder of 2000, the Company expects product cost, as a percentage of Vacation Credit sales, to trend toward the historical average.

Sales and marketing costs, as a percentage of Vacation Credit sales, were 48.6% for the three months ended March 31, 2000 as compared to 48.0% for the three months ended March 31, 1999. This was the result of increased marketing costs per tour which was partially offset by higher sales closing percentages.

General and administrative expenses increased 35.2% to $7.3 million for the three months ended March 31, 2000 from $5.4 million for the three months ended March 31, 1999. The increase resulted from fully expensing start-up costs for the new Midwest, Las Vegas and South Pacific regions without the corresponding benefit of sales.

Provision for doubtful accounts and recourse liability, as a percentage of Vacation Credit sales, was 7.3% of Vacation Credit sales for the first quarter of 2000 versus 6.9% for the comparable period last year. This increase was the result of a higher mix of sales in newer regions with expected default rates higher than the Company's historical experience.

The Company maintains an allowance for doubtful accounts in respect of the Notes Receivable owned by the Company and an allowance for recourse liability in respect of the Notes Receivable that have been sold by the Company. The aggregate amount of these allowances at March 31, 2000 and December 31, 1999 were $31.3 million, and $29.1 million, respectively, representing approximately

7.6% and 7.5%, respectively, of the total portfolio of Notes Receivable at those dates, including the Notes Receivable that had been sold by the Company. No assurance can be given that these allowances will be adequate, and if the amount of the Notes Receivable that are ultimately written off materially exceed the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Note Receivable origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends in estimating the allowance for doubtful accounts and recourse liability. The Company also utilizes experience factors of more mature sales sites in establishing the allowance for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the credits associated with such charge-offs to inventory. At March 31, 2000 and December 31, 1999, 1.81% and 1.91% of the Company's total receivables portfolio of $412.3 million and $389.9 million, respectively, were more than 60 days past due.

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

During the three months ended March 31, 2000 and 1999, cash provided by operating activities was $8.6 million and $15.8 million, respectively. For the three months ended March 31, 2000, cash provided by operating activities resulted primarily from sales and repayments of Notes Receivable of $58.9 million, an increase in taxes payable of $6.3 million and net income of $9.7 million. For the three months ended March 31, 2000, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $59.3 million to finance the purchase of Vacation Credits by Owners, and an increase in inventory of $6.4 million. For the three months ended March 31, 1999 cash provided by operating activities resulted primarily from the sale and repayment of Notes Receivable of $40.3 million, a decrease in inventory of $3.9 million, an increase in taxes payable of $4.1 million and net income of $8.1 million. Cash used in operating activities was primarily for the issuance and purchase of Notes Receivable of $42.7 million to finance the purchase of Vacation Credits by Owners.

Net cash (used in) provided by investing activities for the three months ended March 31, 2000 and 1999 was ($1.2) and $2.8 million, respectively. Cash used in investing activities for the three months ended March 31, 2000, of $1.2 million was the result of furniture and equipment purchases to support the Company's ongoing growth. Cash provided for the same period in 1999 of $4.4 million in proceeds from the sale of the Bellevue corporate building. Cash used in investing activities of $1.6 million was the result of final retention payments on the new Corporate headquarters and other furniture and equipment related to the new building

Net cash used in financing activities for the three months ended March 31, 2000 and 1999, was $7.6 million and $17.0 million, respectively. For the three months ended March 31, 2000, cash used in financing activities was principally the result of a decrease in net borrowings under the bank line of credit of $3.9 million, repurchase of common stock of $2.6 million, and increase in receivable from Parent of $1.3 million. For the three months ended March 31, 1999, cash used in financing activities was principally the result of a decrease in net borrowings under the bank line of credit of $11.0 million and payments to the Parent on the revolving line of credit of $5.7 million.

The Company has a $30.0 million unsecured revolving credit agreement (Credit Agreement) with a group of banks. The credit agreement provides for borrowings at the reference rate as announced by Bank of America, NT&SA or at LIBOR plus 100 basis points and a commitment fee to the banks of 30 basis points per annum on the total unused amount of the commitment. Availability under the line of credit is subject to a borrowing base which is a percentage of unencumbered Notes Receivable and inventory, including property under development. Under the terms of the Credit Agreement, the Company is required to maintain certain interest coverage ratios and capitalization ratios and also imposes limitations on certain liens and carrying amounts of inventory. The Credit Agreement matures on February 12, 2001. Borrowings outstanding at March 31, 2000 and December 31,

1999 were $0 and $3,900 respectively, at weighted average interest rates of 0% and 8.50%, respectively.

The Company has a $10 million open line of credit with the Parent which bears interest at prime plus 1% (currently 10.0%) per annum. The line of credit is payable on demand. As of March 31, 2000, there was no outstanding indebtedness to the Parent. The Company may advance excess funds to the Parent at the prime rate minus 2% (currently 7.0%) per annum. At March 31, 2000, there was a $4.3 million Receivable from Parent.

For the remainder of 2000, the Company anticipates spending approximately $102.0 million for acquisitions and development of new resort properties and for expansion and development activities. The Company plans to fund these expenditures with cash generated from operations, borrowings on the bank line of credit and further sales and securitizations of Notes. Acquisition of new resort sites and properties is an ongoing process and availability of certain properties in desired locations could result in increased expenditures for such activities. The Company believes that, with respect to its current operations, cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 2000.

WorldMark maintains a replacement reserve for the WorldMark Resorts which is funded from the annual assessments of the Owners. At March 31, 2000, the amount of such reserve was approximately $13.3 million. The replacement reserve is utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in WorldMark Resorts in which all units are owned by WorldMark. The Company may advance funds to WorldMark from time to time.

Since completed units at various resort properties are acquired or developed in advance and a significant portion of the purchase price of Vacation Credits is financed by the Company, the Company continually needs funds to acquire and develop property, to carry Notes Receivable contracts and to provide working capital. The Company has historically secured additional funds through the sale of Notes Receivable through the Finance Subsidiaries, borrowings under the $30.0 million revolving line of credit and loans from the Parent. See "Risk Factors Dependence on Acquisitions of Additional Resort Units for Growth; Need for Additional Capital" of the Company's 1999 Form 10-K.

In the future, the Company may negotiate additional credit facilities, or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, at a fixed or variable interest rate, and may be subject to such additional terms as management deems appropriate.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to interest rate changes primarily as a result of its financing of timeshare purchases, the sale and securitization of notes receivable and borrowing under revolving lines of credit. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, the Company borrows funds, sells or securitizes Notes Receivable primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company is also subject to foreign currency exchange rate risk when developing resort properties denominated in a foreign currency. As the Company expands its operations worldwide, there will be additional exposure to foreign currency exchange risk. The Company does not maintain a trading account for any class of financial instrument, it does not purchase high risk derivative instruments and it is not directly subject to commodity price risk. There have been no material changes to the Company's exposure to market risk since December 31, 1999.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
                  Incorporated by reference. See Note 7 of "Notes to Condensed Consolidated Financial Statements."

Item 2 - Changes in Securities and Use of Proceeds
                  None

Item 3 - Defaults Upon Senior Securities
                  None

Item 4 - Submission of Matter to a Vote of Security Holders
                  None

Item 5 - Other Information
                  None

Item 6 - Exhibits and Reports on Form 8-K
(a)      Exhibits
    2.1  Restated Articles of Incorporation (1)
    2.2  Restated Bylaws (1)
    10.1 Receivables Purchase Agreement dated as of January 7, 2000 Among Registrant, TW Holdings III, Inc., Sage Systems, Inc. International Securitization Corporation and Bank One, NA
    10.2 Receivables Sale Agreement dated as of January 7, 2000 Among Registrant and TW Holdings III, Inc.
    11 Statement re: Computation of Earnings per share - See note 4 of "Notes to Condensed Consolidated Financial Statements."
    27   Financial Data Schedule

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


                                      TRENDWEST RESORTS, INC.




Date:      May 12, 2000              /s/ WILLIAM F. PEARE
           ---------------------     -------------------------------------------
                                     William F. Peare
                                     President, Chief Executive Officer and
                                     Director (Principal Executive Officer)


Date:      May 12, 2000              /s/ TIMOTHY P. O'NEIL
           ---------------------     -------------------------------------------
                                     Timothy P. O'Neil
                                     Vice President, Chief Financial Officer
                                     (Principal Financial Officer)