Form 10-Q
period 2000-06-30
TRENDWEST RESORTS INC
filed 2000-08-14
CIK 1021252

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to  Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ________ to _________.


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No __

The number of shares of the registrant's no-par voting common stock outstanding as of August 9, 2000: 16,921,183 shares.

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                             (dollars in thousands)
                                   (Unaudited)

                                   Assets                                              June 30,          December 31,
                                                                                         2000                1999
                                                                                   -----------------    ----------------
Assets:
     Cash                                                                      $            23               1,760
     Restricted cash                                                                     5,457               2,987
     Notes Receivable, net of allowance for doubtful accounts, sales returns
         and deferred gross profit                                                      72,413              84,802
     Accrued interest and other receivables                                             11,339               8,506
     Residual interest in Notes Receivable sold                                         39,914              36,265
     Receivable from Parent                                                                 --               3,058
     Inventories                                                                        66,478              45,601
     MountainStar development                                                           45,122                  --
     Property and equipment, net                                                        27,080              24,327
     Deferred income taxes                                                               1,103                  --
     Other assets                                                                        4,543               2,657
                                                                                   -----------------    ----------------

                     Total assets                                              $       273,472             209,963
                                                                                   =================    ================

                    Liabilities and Shareholders' Equity

Liabilities:
     Accounts payable                                                                    6,931               1,900
     Accrued liabilities                                                                16,918              12,405
     Accrued construction in progress                                                    2,865                 790
     Due to parent                                                                         514                  --
     Note payable to parent                                                             17,731                  --
     Borrowing under bank line of credit                                                21,000               3,900
     Allowance for recourse liability and deferred gross profit on Notes
         Receivable sold                                                                18,831              17,211
     Deferred income taxes                                                                  --                  42
                                                                                   -----------------    ----------------

                     Total liabilities                                                  84,790              36,248

Shareholders' equity:
     Preferred stock, no par value.  Authorized 10,000,000 shares; no shares
         issued or outstanding                                                              --                  --
     Common stock, no par value.  Authorized 90,000,000 shares;
        issued and outstanding 16,950,483 and 17,041,078 shares at June 30,
        2000 and December 31, 1999, respectively                                        57,165              59,428
     Accumulated other comprehensive loss                                                  (92)                 --
     Retained earnings                                                                 131,609             114,287
                                                                                   -----------------    ----------------

                     Total shareholders' equity                                        188,682             173,715

Commitments and contingencies

                     Total liabilities and shareholders' equity                $       273,472             209,963
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

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                 Three months ended                   Six months ended
                                                                      June 30,                            June 30,
                                                         -----------------------------------  ----------------------------------
                                                              2000               1999              2000              1999
                                                         ----------------  -----------------  ---------------   ----------------
Revenues:
     Vacation Credit and Fractional Interest sales,
     net                                               $        71,240             63,426          134,103            112,442
     Finance income                                              4,049              3,338            8,276              7,289
     Gains on sales of Notes Receivable                          4,467              4,793            8,056              9,143
     Resort management services                                  1,186                953            2,800              1,775
     Other                                                       1,256                785            2,507              2,550
                                                         ----------------  -----------------  ---------------   ----------------

             Total revenues                                     82,198             73,295          155,742            133,199
                                                         ----------------  -----------------  ---------------   ----------------
Costs and operating expenses:
     Vacation Credit and Fractional Interest cost of
        sales                                                   16,754             20,482           31,345             34,103
     Resort management services                                    516                421              937                818
     Sales and marketing                                        33,606             26,664           64,187             50,162
     General and administrative                                  7,804              5,853           15,055             11,245
     Provision for doubtful accounts and recourse
        liability                                                5,327              4,377            9,930              7,820
     Interest                                                       50                 53               97                109
                                                         ----------------  -----------------  ---------------   ----------------

             Total costs and operating expenses                 64,057             57,850          121,551            104,257
                                                         ----------------  -----------------  ---------------   ----------------

             Income before income taxes                         18,141             15,445           34,191             28,942

Income tax expense                                               7,189              5,935           13,569             11,288
                                                         ----------------  -----------------  ---------------   ----------------

             Net income                                $        10,952              9,510           20,622             17,654
                                                         ================  =================  ===============   ================

Basic net income per common share                      $           .65                .55             1.22               1.03

Diluted net income per common share                    $           .64                .55             1.21               1.03

Weighted average shares of common stock and dilutive
  potential common stock outstanding:
     Basic                                                  16,940,458         17,140,051       16,955,026         17,149,358

     Diluted                                                17,004,547         17,186,588       17,020,178         17,185,054

See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                             (dollars in thousands)
                                   (Unaudited)

                                                                                          Six months ended June 30,
                                                                                 --------------------------------------------
                                                                                        2000                    1999
                                                                                 -------------------     --------------------
Cash flows from operating activities:
     Net income                                                              $              20,622                  17,654
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                        1,263                     750
        Gain on sale of property and equipment                                                  --                    (886)
        Amortization of residual interest in Notes Receivable sold                           6,549                   4,670
        Provision for doubtful accounts, sales returns and recourse
           liability                                                                        12,066                  10,744
        Recoveries of Notes Receivable charged off                                             112                     134
        Residual interest in Notes Receivables sold                                         (9,892)                 (9,473)
        Amortization of servicer liability                                                    (365)                     --
        Unrealized loss on residual interest in Notes Receivable sold                           --                     874
        Change in deferred gross profit                                                        362                     (10)
        Deferred income tax (benefit) expense                                               (1,145)                    238
        Issuance of Notes Receivable                                                      (114,203)                (95,810)
        Proceeds from sale of Notes Receivable                                              84,663                  66,022
        Proceeds from repayment of Notes Receivable                                         37,737                  21,975
        Purchase of Notes Receivable                                                        (7,032)                 (4,270)
        Changes in certain assets and liabilities:
              Restricted cash                                                               (2,470)                   (802)
              MountainStar Development                                                     (25,822)                     --
              Inventories                                                                  (21,854)                 (1,748)
              Accounts payable and accrued liabilities                                       8,724                   2,594
              Income taxes payable                                                              --                     318
              Other                                                                         (4,785)                    244
                                                                                 -------------------     --------------------
          Net cash (used in) provided by operating activities                              (15,470)                 13,218
                                                                                 -------------------     --------------------

Cash flows from investing activities:
     Purchase of property and equipment                                                     (2,957)                 (4,178)
     Proceeds from sale of property and equipment                                               --                   4,412
                                                                                 -------------------     --------------------
          Net cash (used in) provided by investing activities                               (2,957)                    234

Cash flows from financing activities:
     Net borrowing (repayment) under bank line of credit and other                          20,360                  (6,343)
     Increase in receivable from Parent                                                         --                    (891)
     Decrease in Due to Parent                                                              (1,297)                 (5,688)
     Issuance of common stock                                                                  334                      --
     Repurchase of common stock                                                             (2,597)                   (530)
                                                                                 -------------------     --------------------

          Net cash provided by (used in) financing activities                               16,800                 (13,452)
                                                                                 -------------------     --------------------

Effect of foreign currency exchange rates on cash                                             (110)                     --

          Net decrease in cash                                                              (1,737)                     --

Cash at beginning of period                                                                  1,760                       9
                                                                                 -------------------     --------------------

Cash at end of period                                                        $                  23                       9
                                                                                 ===================     ====================

                                                           (Continued next page)

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                            Six month ended June 30,
                                                                                 -----------------------------------------------
                                                                                        2000                      1999
                                                                                 --------------------     ----------------------
Supplemental disclosures of cash flow information -
   Cash paid during the period for:
        Interest (excluding capitalized amounts of $450 and $715,
          respectively)                                                      $              396                        146
        Income taxes                                                                     14,171                     10,732

Supplemental schedule of noncash investing and financing activities:
   Issuance of note payable to parent in connection with the MountainStar
     development acquisition                                                             17,731                         --
   Reduction in retained earnings for the excess of the purchase price of
     the MountainStar development over the Parent's historical cost                       3,300                         --
   Extinguishment of receivable from Parent in connection with the
     MountainStar development acquisition                                                 4,869                         --


See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                 (dollars in thousands except per share amounts)
                                   (Unaudited)

Note 1 - Background

Trendwest Resorts, Inc., (Company) markets, sells and finances timeshare ownership interests in the form of perpetual timeshare credits (Vacation Credits) in WorldMark, the Club (WorldMark) and Fractional Interests in vacation properties. Vacation Credits are created through the transfer to WorldMark of resort units acquired or developed by the Company. The Company derives revenues primarily from Vacation Credit and Fractional Interest sales and, to a lesser extent, from the financing of Vacation Credit and Fractional Interest sales and from its management agreement with WorldMark.

In October of 1999, the Company formed Trendwest South Pacific, Pty. Ltd. (Trendwest South Pacific) as a wholly-owned subsidiary. Trendwest South Pacific is an Australian corporation formed for the purpose of conducting sales, marketing and resort development activities in the South Pacific. Trendwest South Pacific commenced sales operations in Fiji in March 2000 and in Australia in June of 2000. The sales terms in the South Pacific are similar to the terms in the United States.

These condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

These statements should be read in conjunction with the audited financial statements and footnotes included in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission (SEC). The accounting policies used in preparing these financial statements are the same as those described in such Form 10-K.

Note 2 - New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This Statement is effective as of the beginning of the first quarter of the fiscal year beginning after June 15, 2000. The Company does not anticipate a material impact on its financial position or results of operations from the future adoption of this standard.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", which must be adopted by the Company no later than the fourth quarter of 2000. Compliance with SAB No. 101 is not presently expected to result in any material change to the Company's revenue recognition policies.

Note 3 -- Foreign Currency Translation

Assets and liabilities in foreign functional currencies are translated into U.S. dollars based upon the prevailing currency exchange rates in effect at the balance sheet date. Translation gains and losses are not included in the determination of net income but are accumulated in a separate component of shareholders' equity. These translation gains and losses are the only component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains or losses are recorded in the results of operations and were insignificant for the three and six month periods ended June 30, 2000.

Note 4 -- Comprehensive Income

The following illustrates the reconciliation of net income to comprehensive income:

                                                                  Three months ended               Six months ended
                                                                       June 30,                        June 30,
                                                              ----------------------------    ----------------------------
                                                                 2000            1999            2000            1999
                                                              ------------    ------------    ------------    ------------
Net income                                                 $       10,952           9,510          20,622          17,654
Other comprehensive loss:
     Change in cumulative effect of foreign currency
     translation                                                    (106)              --            (92)              --
                                                              ----------------------------    ----------------------------
Comprehensive income                                       $       10,846           9,510          20,530          17,654
                                                              ============================    ============================

Note 5 - Basic and Diluted Net Income Per Common Share

The following illustrates the reconciliation of weighted average shares used for basic and diluted net income per share:

                                                    Three months ended                       Six months ended
                                                         June 30,                                June 30,
                                             ----------------------------------     ------------------------------------
                                                  2000               1999                2000                 1999
                                             ----------------    --------------     ---------------      ---------------
Basic
Weighted average shares outstanding             16,940,458          17,140,051         16,955,026           17,149,358

Diluted
Effect of dilutive securities                       64,089              46,537             65,152               35,696
                                             ----------------    --------------     ---------------      ---------------
Diluted weighted average shares outstanding     17,004,547          17,186,588         17,020,178           17,185,054
                                             ================    ==============     ===============      ===============

Net income available to common shareholders for basic net income per share was $10,952 and $9,510 for the three months ended June 30, 2000 and 1999, and $20,622 and $17,654 for the six months ended June 30, 2000 and 1999, respectively.

For the three months ended June 30, 2000 and 1999, there were options outstanding to purchase 437,200 and 468,300 shares of common stock, respectively, which were anti-dilutive and therefore not included in the computation of diluted net income per common share. For the six months ended June 30, 2000 and 1999, there were options outstanding to purchase 431,000 and 481,540 shares of common stock, respectively, which were anti-dilutive and therefore not included in the computation of diluted net income per common share.

Note 6 - Inventories

Inventories consist of Vacation Credits and construction in progress as follows:

                                                                      June 30,            December 31,
                                                                        2000                  1999
                                                                  -----------------     -----------------
         Vacation Credits                                     $         10,342                13,247
         Construction in progress                                       56,136                32,354
                                                                  -----------------     -----------------

                  Total inventories                           $         66,478                45,601
                                                                  =================     =================

Note 7 - MountainStar Development

In June of 2000, the Company acquired the MountainStar development from its majority shareholder JELD-WEN, inc. (Parent). The purchase price was $47,600 consisting of $25,000 in cash, a $17,731 note payable to Parent and the settlement by the Company of a $4,869 intercompany receivable from Parent. The excess of the purchase price over Parent's historical cost is treated as a non-cash reduction to retained earnings due to the accounting requirement to use historical cost on such a transfer from a controlling shareholder. The Company recorded the asset at Parent's historical cost of $44,300; the excess $3,300 of the purchase price over this amount reduced retained earnings. The cash payment was funded primarily through the Company's existing credit facilities.

The conceptual master plan for the MountainStar development includes two 18-hole golf courses, hotel and conference facilities, a spa and fitness center, vacation homes and vacation condominiums. The property is currently in the final phase of the entitlement process.

Note 8 - Notes Receivable, Allowance For Doubtful Accounts, Recourse Liability and Sales Returns

The following table summarizes the Company's total Notes Receivable portfolio at:

                                                                           June 30,          December 31,
                                                                             2000                1999
                                                                       -----------------   ------------------
        Total Notes Receivable                                      $       438,363             389,901
        Less Notes Receivable sold                                         (346,286)           (288,950)
                                                                       -----------------   ------------------

        Gross on balance sheet Notes Receivable                              92,077             100,951
                                                                       =================   ==================

        Unencumbered Notes Receivable                                        48,508              64,169
        Retained interest in Notes Receivable sold                           43,569              36,782
                                                                       -----------------   ------------------

        Gross on balance sheet Notes Receivable                              92,077             100,951

        Less: Deferred gross profit                                          (1,052)               (970)
               Allowance for doubtful accounts and sales returns            (18,612)            (15,179)
                                                                       -----------------   ------------------

        Notes Receivable, net                                       $        72,413              84,802
                                                                       =================   ==================

The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the six months ended June 30, 2000, and the year ended December 31, 1999:

                                                                               2000                  1999
                                                                         -----------------     ------------------
         Balances at beginning of period                            $          29,087                20,935

         Provision for doubtful accounts, sales returns and
             recourse liability                                                12,066                21,407
         Notes receivable charged-off and sales returns net of
             Vacation Credits recovered                                        (7,405)              (13,515)
         Recoveries                                                               112                   260
                                                                         -----------------     ------------------

         Balances at end of period                                  $          33,860                29,087
                                                                         =================     ==================

         Allowance for doubtful accounts and sales returns          $          18,612                15,179
         Recourse liability on notes receivable sold                           15,248                13,908
                                                                         -----------------     ------------------
                                                                    $          33,860                29,087
                                                                         =================     ==================

Note 9 - Note Payable to Parent

In connection with the acquisition of the MountainStar development, the Company issued a promissory note payable to Parent in the amount of $17,731. The note bears an interest rate of 9.0%, with quarterly interest payments due starting on September 1, 2000. Eight quarterly principal payments of $2,216 are due starting on September 1, 2001. The note matures on June 1, 2003.

Maturities of the Note Payable to Parent at June 30, 2000, are as follows:

                   2001                             $4,433
                   2002                              8,865
                   2003                              4,433
                                                   -------
                   Total                           $17,731
                                                   =======

Note 10 - Commitments and Contingencies

(a) Purchase Commitments
The Company routinely enters into purchase agreements with various developers to acquire and build resort properties. At June 30, 2000, the Company had outstanding purchase commitments of $85.4 million related to properties under development.

(b) Litigation
The Company is involved in various claims and lawsuits arising from the ordinary course of business. Management believes that outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Note 11 - Segment Reporting

The Company has two reportable segments: sales and financing. The sales segment markets and sells timeshare memberships and Fractional Interests. The finance segment is primarily responsible for servicing and collecting Notes Receivable originated in conjunction with the financing of sales of Vacation Credits and Fractional Interests. The finance segment does not include TW Holdings II, TW Holdings III, Trendwest Funding I, Trendwest Funding II, or Trendwest Funding III.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profits or losses from sales and marketing activities on a pre-tax basis. Intersegment revenues are recorded at market rates as if the transactions occurred with third parties. Assets are not reported by segment.


The following tables summarize the segment activity of the Company:

                                                                                                   Segment
Three months ended June 30, 2000:                    Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $        71,240            975          1,186           73,401
Interest revenue - net                                     --          1,240             --            1,240
Interest revenue-intersegment                              --          1,531             --            1,531
Intersegment revenue                                       --            509             --              509
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $        71,240          4,255          1,186           76,681

Segment profit                                $        13,754          2,800            670           17,224

Significant non-cash items:
Provision for doubtful accounts, sales
  returns and recourse liability              $         6,452             --             --            6,452

                                                                                                   Segment
Three months ended June 30, 1999:                    Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $        63,426            753            953           65,132
Interest revenue - net                                     --            991             --              991
Interest revenue-intersegment                              --            861             --              861
Intersegment revenue                                       --            636             --              636
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $        63,426          3,241            953           67,620

Segment profit                                $        10,793          2,078            532           13,403

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                $         6,022             --             --            6,022

                                                                                                   Segment
Six months ended June 30, 2000:                      Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $       134,103          2,010          2,800          138,913
Interest revenue - net                                     --          2,551             --            2,551
Interest revenue-intersegment                              --          3,062             --            3,062
Intersegment revenue                                       --            805             --              805
                                                   -----------    -----------     -----------    -------------
         Segment revenue                      $       134,103          8,428          2,800          145,331

Segment profit                                $        25,643          5,666          1,863           33,172

Significant non-cash items:
Provision for doubtful accounts, sales
  returns and recourse liability              $        12,066             --             --           12,066

                                                                                                   Segment
Six months ended June 30, 1999:                      Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $       112,442          2,476          1,775          116,693
Interest revenue - net                                     --          2,190             --            2,190
Interest revenue-intersegment                              --          1,587             --            1,587
Intersegment revenue                                       --          1,065             --            1,065
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $       112,442          7,318          1,775          121,535

Segment profit                                $        18,276          5,180            957           24,413

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                $        10,744             --             --           10,744

Gain on sale of property and equipment        $            --            886             --              886

The following table provides a reconciliation of segment revenues and profits to the consolidated amounts:

                                                         Three Months                    Six Months
                                                        Ended June 30,                 Ended June 30,
                                                     2000           1999            2000            1999
                                                   -----------    -----------    ------------    -------------
Segment revenue                                 $     76,681         67,620         145,331          121,535
Interest expense reported net of interest
    income                                                50             53              97              109
Elimination of intersegment revenue                   (2,040)        (1,497)         (3,867)          (2,652)
Finance subsidiaries revenue                           7,507          7,119          14,181           14,207
                                                   -----------    -----------    ------------    -------------
       Consolidated revenue                     $     82,198         73,295         155,742          133,199
                                                   ===========    ===========    ============    =============

Segment profit                                  $     17,224         13,403          33,172           24,413
Corporate overhead not included in segment
    reporting                                         (3,229)        (3,558)         (9,045)          (6,989)
Finance subsidiaries profit                            4,146          5,600          10,064           11,518
                                                   -----------    -----------    ------------    -------------
       Consolidated income before income
       taxes                                    $     18,141         15,445          34,191           28,942
                                                   ===========    ===========    ============    =============

The Company's revenue from external customers derived from sales within the United States totaled $70,421 for the three months ended June 30, 2000, and $133,232 for the six months ended June 30, 2000. Revenue from external customers derived from sales in all foreign countries totaled $819 and $871 for the three and six months ended June 30, 2000, respectively. Substantially all of the Company's long-lived assets are located within the United States.

Note 12 - Subsequent Events

On August 9, 2000, the Company increased its Receivables Warehouse Facility with Banc One to $150 million from $75 million.

On August 14, 2000, the Company completed a three-year, $60 million unsecured revolving credit agreement (Agreement) with a group of banks agented by KeyBank National Association (KeyBank). The Agreement also allows for borrowings in Australian dollars up to a maximum of $15 million US dollar equivalent.

The Agreement provides for borrowings at either a reference rate as announced by KeyBank or at LIBOR rates plus the applicable margin for the level of borrowings outstanding. Available borrowings under the Agreement are subject to a borrowing base which is a percentage of Notes Receivable and inventory, including property under development. The Credit Agreement will replace the previous $30 million revolving credit agreement.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999

The statements below and other statements herein contain forward looking information which include future financing transactions, acquisition of properties, and the Company's future prospects and other forecasts and statements of expectations. Actual results may differ materially from those expressed in any forward-looking statement made by the Company, due to, among other things, the Company's ability to develop or acquire additional resort properties, find acceptable debt or equity capital to fund such development, as well as other risk factors as outlined in the "Risk Factors" section of the Company's Form 10-K.

The Company achieved total revenues of $82.2 million for the three months ended June 30, 2000, compared to $73.3 million for the three months ended June 30, 1999, an increase of 12.1%. Excluding $7.2 million in revenue from sales of

Fractional Interests in the second quarter of 1999, total revenues increased 24.4% over 1999. The principal reason for the overall improvement was a 26.7% increase in Vacation Credit sales to $71.2 million for the three months ended June 30, 2000, from $56.2 million for the three months ended June 30, 1999. The increase in Vacation Credit sales was primarily the result of a 23.3% increase in the number of Vacation Credits sold to 52.9 million during the three months ended June 30, 2000, from 42.9 million during the three months ended June 30, 1999. This increase was the result of the maturation of sales offices opened in 1999, strong sales in existing markets, and increased Upgrade sales. Revenues from Upgrade sales increased 41.0% to $11.0 million for the three months ended June 30, 2000, from $7.8 million for the three months ended June 30, 1999. The increase in Upgrade sales is the result of continuing satisfaction on the part of WorldMark Owners and the ongoing growth in the owner base. The average price per Vacation Credit sold increased to $1.35 per credit for the three months ended June 30, 2000, versus $1.31 per credit for the three months ended June 30, 1999, primarily as a result of an approximate 4% increase in the selling price of Vacation Credits effective June 28, 1999. The Company again increased the selling price of Vacation Credits by $.05 per credit for new sales effective July 1, 2000, and a $.05 per credit increase for Upgrade sales is scheduled to be effective September 1, 2000.

Finance income increased 21.2% to $4.0 million for the three months ended June 30, 2000, from $3.3 million for the three months ended June 30, 1999. The increase in finance income is the result of an increase in average carrying balances of Notes Receivable for the comparable periods and an unfavorable mark-to-market adjustment on the residual interest in Notes Receivable sold in the second quarter of 1999. The second quarter of 2000 had no mark-to-market adjustment. The assumptions used in measuring the fair value of residual interest in Notes Receivable sold are consistent with those used at December 31, 1999. Gains on sales of Notes Receivable decreased 6.3% to $4.5 million for the three months ended June 30, 2000, from $4.8 million for the three months ended June 30, 1999, due to an increase in interest rates over 1999, reducing the net interest spread.

Vacation Credit cost of sales, as a percentage of Vacation Credit and Fractional Interest sales, was 23.6% for the three months ended June 30, 2000, versus 32.3% for the three months ended June 30, 1999. This decrease is a result of the higher product cost of the 1999 Fractional Sales program and below average product cost for the Fiji and Vistoso projects. Fractional Interests have a higher product cost than Vacation Credits which is offset by lower sales and marketing costs. The Company expects product cost, as a percentage of sales, to increase back to historical levels in the third quarter.

Sales and marketing costs increased 25.8% to $33.6 million for the three months ended June 30, 2000, from $26.7 million for the three months ended June 30, 1999. As a percentage of Vacation Credit sales, sales and marketing costs increased to 47.2% for the three months ended June 30, 2000, from 42.1% for the three months ended June 30, 1999. The difference is primarily attributable to the lower sales and marketing cost of the Fractional Sales program included in 1999, as well as a lower close rate at new sales offices.

General and administrative expenses increased 32.2% to $7.8 million for the three months ended June 30, 2000, from $5.9 million for the three months ended June 30, 1999. As a percentage of total revenue, general and administrative costs increased to 9.5% for the three months ended June 30, 2000, from 8.0% for the three months ended June 30, 1999. The increase resulted from fully expensing start-up costs for the new Midwest and South Pacific regions and the new sales offices opened in the second quarter of 2000.

Provision for doubtful accounts and recourse liability increased 20.5% to $5.3 million for the three months ended June 30, 2000, from $4.4 million for the three months ended June 30, 1999. As a percentage of Vacation Credit sales, the provision for doubtful accounts and recourse liability was 7.4% for the second quarter of 2000 versus 6.9% for the comparable period last year. This increase was the result of a higher mix of sales in newer regions with expected default rates higher than the Company's historical experience.

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999:

The Company achieved total revenues of $155.7 million for the six months ended June 30, 2000, compared to $133.2 million for the six months ended June 30, 1999, an increase of 16.9%. Excluding $7.2 million in revenue from sales of Fractional Interests in the first six months of 1999, total revenues for the period increased 23.6% over 1999. The principal reasons for the overall improvement were a 27.5% increase in Vacation Credit sales to $134.1 million for the six months ended June 30, 2000, compared to $105.2 million for the six months ended June 30, 1999. This increase was primarily the result of a 23.5% increase in the number of Vacation Credits sold to 98.8 million during the six months ended June 30, 2000, from 80.0 million during the six months ended June 30, 1999. This increase was the result of the continued maturation of sales offices opened in 1999, strong sales in existing markets, and increased Upgrade sales. Revenues from Upgrade sales increased 40.0% to $21.0 million for the six months ended June 30, 2000, from $15.0 million for the six months ended June 30, 1999. The average price per Vacation Credit sold increased to $1.36 per credit for the six months ended June 30, 2000, versus $1.31 per credit for the six months ended June 30, 1999, and reflected an approximate 4% increase in the selling price of Vacation Credits effective June 28, 1999. The Company again increased the selling price of Vacation Credits by $.05 per credit for new sales effective July 1, 2000, and a $.05 per credit increase for Upgrade sales is scheduled to be effective September 1, 2000.

The Company has broken ground on Phase II at Depoe Bay on the Oregon Coast. Phase II will also include sales of Fractional Interests. Construction is expected to be completed in the first quarter of 2001. To date, reservation deposits have been taken on over half of the Phase II Fractional Interests.

Finance income increased 13.7% to $8.3 million for the six months ended June 30, 2000, compared to $7.3 million for the six months ended June 30, 1999. The increase in finance income reflects the increase in carrying balances of Notes Receivable for the two periods compared and the 1999 impact of an unfavorable mark-to-market adjustment on the residual interest in Notes Receivable sold resulting from early payoffs and rising interest rates. The first six months of 2000 had no such mark-to-market adjustment. The assumptions used in measuring the fair value of residual interest in Notes Receivable sold are consistent with those used at December 31, 1999. Gains on sales of Notes Receivable decreased 11.0% to $8.1 million for the six months ended June 30, 2000, from $9.1 million for the six months ended June 30, 1999. This decrease is due to the increase in interest rates over 1999, reducing the net interest spread.

Vacation Credit cost of sales, as a percentage of Vacation Credit and Fractional Interest sales, was 23.3% for the six months ended June 30, 2000 versus 30.3% for the six months ended June 30, 1999. This decrease is a result of the higher product cost of the 1999 Fractional Sales program and below average product cost for the Fiji and Vistoso projects. Fractional Interests have a higher product cost than Vacation Credits which is offset by lower sales and marketing costs. The Company expects product cost, as a percentage of sales, to increase back to historical levels in the third quarter.

Sales and marketing costs increased 27.9% to $64.2 million for the six months ended June 30, 2000, from $50.2 million for the six months ended June 30, 1999. As a percentage of Vacation Credit and Fractional Interest sales, sales and marketing costs increased to 47.9% for the six months ended June 30, 2000, from 44.7% for the six months ended June 30, 1999. The difference is primarily attributable to the lower sales and marketing cost of the Fractional Sales program included in 1999, as well as a lower close rate at new sales offices.

General and administrative expenses increased 34.8% to $15.1 million for the six months ended June 30, 2000, from $11.2 million for the six months ended June 30, 1999. As a percentage of total revenue, general and administrative costs increased to 9.7% of total revenue for the six months ended June 30, 2000, from 8.4% of total revenue for the six months ended June 30, 1999. The increase resulted from fully expensing start-up costs for the new Midwest and South Pacific regions and the new sales offices opened during the first six months of 2000.

Provision for doubtful accounts and recourse liability increased 26.9% to $9.9 million for the six months ended June 30, 2000, from $7.8 million for the six months ended June 30, 1999. As a percentage of Vacation Credit and Fractional Interest sales, the provision was 7.4% of Vacation Credit sales for the first six months of 2000 versus 6.9% for the comparable period last year. This increase was the result of a higher mix of sales in newer regions with expected default rates higher than the Company's historical experience.

The Company maintains an allowance for doubtful accounts in respect to the Notes Receivable owned by the Company and an allowance for recourse liability in respect to the Notes Receivable that have been sold by the Company. The aggregate amount of these allowances at June 30, 2000, and December 31, 1999, were $33.9 million and $29.1 million, respectively, representing approximately 7.7% and 7.5%, respectively, of the total portfolio of Notes Receivable at those dates, including the Notes Receivable that had been sold by the Company. The growth in the allowance as a percentage of the total portfolio is attributable to the mix of sales in newer regions with expected default rates higher than the Company's historical experience. No assurance can be given that these allowances will be adequate, and if the amount of the Notes Receivable that are ultimately written off materially exceed the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Note Receivable origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends in estimating the allowance for doubtful accounts and recourse liability. The Company also utilizes experience factors of more mature sales sites in establishing the allowance for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the credits associated with such charge-offs to inventory. At June 30, 2000, and December 31, 1999, 1.69% and 1.91% of the Company's total receivables portfolio of $438.4 million and $389.9 million, respectively, were more than 60 days past due.

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

During the six months ended June 30, 2000 and 1999, cash (used in) provided by operating activities was $(15.5) million and $13.2 million, respectively. Cash used in operating activities increased principally due to the increased issuance of Notes Receivable, increased expenditures for inventory, and the cash payment to Parent for the MountainStar development. For the first six months of 2000, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $121.2 million to finance the purchase of Vacation Credits by Owners, an increase in inventory of $21.9 million due to additional construction in progress to meet increasing sales demand, and the acquisition of the MountainStar development of $25.0 million. Cash provided by operating activities resulted primarily from sales and repayments of Notes Receivable of $122.4 million and net income of $20.6 million. For the six months ended June 30, 1999, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $100.1 million to finance the purchase of Vacation Credits and Fractional Interests by Owners. Cash provided by operating activities resulted primarily from the sale and repayment of Notes Receivable of $88.0 million and net income of $17.7 million.

Net cash (used in) provided by investing activities for the six months ended June 30, 2000 and 1999, was $(3.0) million and $.2 million, respectively. Cash used in investing activities for the six months ended June 30, 2000, of $3.0 million was the result of purchases of furniture and equipment to support the Company's growth. Cash provided by investing activities for the first six months of 1999 was the result of $4.4 million in proceeds from the sale of the Bellevue Corporate building. Cash used for the same period in 1999 of $4.2 million was the result of final retention payments on the new Corporate headquarters and furniture and equipment related to the new building.

Net cash provided by (used in) financing activities for the six months ended June 30, 2000 and 1999, was $16.8 million and ($13.5) million, respectively. For the six months ended June 30, 2000, cash provided by financing activities was principally the result of increased borrowings under the Company's Bank line of credit and other of $20.4 million. For the same period, cash used in financing activity was principally the result of a decrease in Due to the Parent and the repurchase of common stock of the company. For the six months ended June 30, 1999, cash used in financing activities was principally the result of payments on the Bank line of credit and other of $6.3 million and a decrease in Due to the Parent of $5.7 million.

The Company has a $30.0 million unsecured revolving credit agreement (Credit Agreement) with a group of banks. The credit agreement provides for borrowings at the reference rate as announced by Bank of America, NT&SA or at LIBOR plus 100 basis points and a commitment fee to the banks of 30 basis points per annum on the total unused amount of the commitment. Availability under the line of credit is subject to a borrowing base which is a percentage of unencumbered Notes Receivable and inventory, including property under development. Under the terms of the Credit Agreement, the Company is required to maintain certain interest coverage ratios and capitalization ratios and also imposes limitations on certain liens and carrying amounts of inventory. Borrowings outstanding at June 30, 2000 and December 31, 1999 were $21,000 and $3,900 respectively, at weighted average interest rates of 8.12% and 8.50%, respectively. The borrowings at June 30, 2000, were comprised mainly of LIBOR-rate borrowings.

The Company recently completed a three-year, $60 million unsecured revolving credit agreement (Agreement) with a group of banks agented by KeyBank National Association (KeyBank). The Agreement also allows for borrowings in Australian dollars up to a maximum of $15 million US dollar equivalent.

The Agreement provides for borrowings at either a reference rate as announced by KeyBank or at LIBOR rates plus the applicable margin for the level of borrowings outstanding. Available borrowings under the Agreement are subject to a borrowing base which is a percentage of Notes Receivable and inventory, including property under development. The Credit Agreement will replace the $30 million revolving credit agreement agented by Bank of America. The borrowings under this agreement will be used to fund the MountainStar development, resort development activities, and general corporate purposes.

The Company has a $10 million open line of credit with the Parent which bears interest at prime plus 1% (currently 10.5%) per annum. The line of credit is payable on demand. As of June 30, 2000, there was $.5 million outstanding indebtedness to the Parent. The Company may advance excess funds to the Parent at prime minus 2% (currently 7.5%) per annum. At June 30, 2000, there was no Receivable from Parent. As part of the consideration for the acquisition of MountainStar development, the Company extinguished a $4.9 million Receivable from Parent.

In addition, in June 2000 the Company issued a note payable to the Parent in the amount of $17.7 million for the purchase of the MountainStar development (see
Note 8 to the condensed consolidated financial statements). The note carries a 9% interest rate, with quarterly interest payments due starting September 1, 2000. The first of eight quarterly principal payments of $2.2 million is due September 1, 2001. The MountainStar development includes the 6,200 acre site for the proposed MountainStar Resort and land designated as an urban growth area for the City of Cle Elum, Washington. The property is in the final phase of the entitlement process. The conceptual master plan for the MountainStar Resort includes two 18-hole golf courses, hotel and conference facilities, a spa and fitness center, vacation homes and vacation condominiums. The Company does not expect a significant earnings impact from MountainStar until 2001, as all development costs are anticipated to be capitalized for the foreseeable future.

For the remainder of 2000, the Company anticipates spending approximately $94.1 million for acquisitions and development of new resort properties and for expansion and development activities. The Company plans to fund these expenditures with cash generated from operations, including further sales and securitizations of Notes Receivable and borrowings under the new $60 million revolving credit agreement. Acquisition of new resort sites and properties is an ongoing process and availability of certain properties in desired locations could result in increased expenditures for such activities. The Company believes that, with respect to its current operations, cash generated from operations and future borrowings available under existing agreements, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 2000.

WorldMark maintains a replacement reserve for the WorldMark Resorts which is funded from the annual assessments of the Owners. At June 30, 2000, the amount of such reserve was approximately $14.1 million. The replacement reserve is utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in WorldMark Resorts in which all units are owned by WorldMark. The Company may advance funds to WorldMark from time to time.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes primarily as a result of its financing of timeshare purchases, the sale and securitization of notes receivable and borrowing under revolving lines of credit. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, the Company borrows funds, sells or securitizes Notes Receivable primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company is also subject to foreign currency exchange rate risk when developing resort properties denominated in a foreign currency. As the Company expands its operations worldwide, there will be additional exposure to foreign currency exchange risk. The Company does not maintain a trading account for any class of financial instrument, it does not purchase high risk derivative instruments, and it is not directly subject to commodity price risk. Other than commencing operations in the South Pacific, there have been no material changes to the Company's exposure to market risk since December 31, 1999.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         Incorporated by reference. See Note 10 of "Notes to Condensed Consoli-dated Financial Statements."

Item 2 - Changes in Securities and Use of Proceeds
         None

Item 3 - Defaults Upon Senior Securities
         None

Item 4 - Submission of Matter to a Vote of Security Holders

         Trendwest   Resorts,   Inc.   (Company)  held  its  Annual  Meeting  of
         Shareholders on June 8, 2000. The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

1.       Election of Directors:

                            Nominee:             Number of shares     Number of shares     Number of shares
                                                    voted FOR           voted AGAINST          Withheld
                   --------------------------- --------------------- -------------------- --------------------
                   William F. Peare                 16,665,975                5,250                   --
                   Harry L. Demorest                16,665,975                5,250                   --

2. Proposal to Ratify the selection of KPMG LLP as independent auditors of the Company for the 2000 fiscal year:

                     Number of shares     Number of shares     Number of shares
                        voted FOR           voted AGAINST          Withheld
                   --------------------- -------------------- ------------------
                   --------------------- -------------------- ------------------
                        16,668,065                1,310                1,850

Item 5 - Other Information
                  None.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits
         2.1      Restated Articles of Incorporation (1)
         2.2      Restated Bylaws (1)
         11       Statement re:  Computation of  Earnings per share - See note 5 of "Notes to Condensed Consolidated Financial Statements".
         27       Financial Data Schedule

                  (1) Incorporated  by  reference to  the Company's Registration
                      Statement on Form S-1 (File No. 333-26861).

(b)      Reports on Form 8-K
         FORM 8-K dated June 12, 2000 on Item 2: Acquisition or Disposition of Assets, relating to agreement with majority shareholder JELD-WEN to acquire the JELD-WEN property located in Upper Kittitas County in Washington State (site of future MountainStar Resort).

         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TRENDWEST RESORTS, INC.



Date:      August 14, 2000               /s/ WILLIAM F. PEARE
           -------------------           --------------------------------------
                                         William F. Peare
                                         President, Chief Executive Officer and
                                         Director (Principal Executive Officer)


Date:      August 14, 2000               /s/ TIMOTHY P. O'NEIL
           -------------------           --------------------------------------
                                         Timothy P. O'Neil
                                         Vice President, Chief Financial Officer
                                         And Treasurer
                                         (Principal Financial Officer)