Form 10-Q
period 2000-09-30
TRENDWEST RESORTS INC
filed 2000-11-13
CIK 1021252

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the  Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period  from ________ to ________


Commission file number 000-22979

                             TRENDWEST RESORTS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Oregon                                                   93-1004403
----------------------------                           -------------------------
(State or other jurisdiction                              (I.R.S. Employer
      of incorporation)                                   Identification No.)


9805 Willows Road
Redmond, Washington                                                    98052
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


(Registrant's telephone number, including area code)              (425) 498-2500


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of the registrant's no-par voting common stock outstanding as of November 8, 2000: 16,847,159 shares.

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                             (dollars in thousands)
                                   (Unaudited)

                                                                                    September 30,        December 31,
                                   Assets                                                2000                1999
                                                                                   -----------------    ----------------
Assets:
     Cash                                                                      $           123               1,760
     Restricted cash                                                                     6,117               2,987
     Notes Receivable, net of allowance for doubtful accounts, sales returns
         and deferred gross profit                                                      70,978              84,802
     Accrued interest and other receivables                                             12,212               8,506
     Residual interest in Notes Receivable sold                                         42,788              36,265
     Receivable from Parent                                                                 --               3,058
     Inventories                                                                        92,329              45,601
     MountainStar development                                                           49,073                  --
     Property and equipment, net                                                        28,231              24,327
     Deferred income taxes                                                               2,306                  --
     Other assets                                                                        6,670               2,657
                                                                                   -----------------    ----------------
                     Total assets                                              $       310,827             209,963
                                                                                   =================    ================

                    Liabilities and Shareholders' Equity

Liabilities:
     Accounts payable                                                          $         5,951               1,900
     Accrued liabilities                                                                19,702              12,405
     Accrued construction in progress                                                    7,602                 790
     Due to Parent                                                                         481                  --
     Note payable to Parent                                                             17,731                  --
     Borrowing under bank line of credit and other                                      41,599               3,900
     Allowance for recourse liability and deferred gross profit on Notes
         Receivable sold                                                                19,253              17,211
     Deferred income taxes                                                                  --                  42
                                                                                   -----------------    ----------------
                     Total liabilities                                                 112,319              36,248

Shareholders' equity:
     Preferred stock, no par value.  Authorized 10,000,000 shares;
        no shares issued or outstanding                                                    --                   --
     Common stock, no par value.  Authorized 90,000,000 shares;
        issued and outstanding 16,886,359 and 17,041,078 shares at September
        30, 2000, and December 31, 1999, respectively.                                  55,956              59,428
     Accumulated other comprehensive loss                                                (607)                  --
     Retained earnings                                                                 143,159             114,287
                                                                                   -----------------    ----------------
                     Total shareholders' equity                                        198,508             173,715

Commitments and contingencies
                                                                                   -----------------    ----------------
                     Total liabilities and shareholders' equity                $       310,827             209,963
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

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                  Three months ended                  Nine months ended
                                                                    September 30,                       September 30,
                                                          ----------------------------------- -----------------------------------
                                                               2000               1999             2000               1999
                                                          ----------------  ----------------- ----------------   ----------------
Revenues:
     Vacation Credit and Fractional Interest sales, net $        82,908             62,951          217,010            175,393
     Finance income                                               4,725              3,649           13,001             10,938
     Gains on sales of Notes Receivable                           5,040              3,857           13,096             13,000
     Resort management services                                   1,081                573            3,881              2,348
     Other                                                        1,223                964            3,730              3,514
                                                          ----------------  ----------------- ----------------   ----------------

             Total revenues                                      94,977             71,994          250,718            205,193
                                                          ----------------  ----------------- ----------------   ----------------

Costs and operating expenses:
     Vacation Credit and Fractional Interest cost of
        sales                                                    22,253             18,076           53,598             52,179
     Resort management services                                     424                438            1,361              1,256
     Sales and marketing                                         38,529             27,814          102,715             77,976
     General and administrative                                   8,633              6,664           23,687             17,909
     Provision for doubtful accounts and recourse
        liability                                                 6,160              4,414           16,091             12,234
     Interest                                                       128                 16              225                125
                                                          ----------------  ----------------- ----------------   ----------------

             Total costs and operating expenses                  76,127             57,422          197,677            161,679
                                                          ----------------  ----------------- ----------------   ----------------

             Income before income taxes                          18,850             14,572           53,041             43,514

Income tax expense                                                7,300              5,708           20,869             16,996
                                                          ----------------  ----------------- ----------------   ----------------

             Net income                                 $        11,550              8,864           32,172             26,518
                                                          ================  ================= ================   ================


Basic net income per common share                       $           .68                .52             1.90               1.55

Diluted net income per common share                                 .68                .52             1.89               1.54

Weighted average shares of common stock and
dilutive potential common stock outstanding:
Basic                                                        16,916,899         17,128,830       16,942,229         17,142,331

Diluted                                                      16,957,653         17,192,251       16,993,446         17,189,894

See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                             (dollars in thousands)
                                   (Unaudited)

                                                                                      Nine months ended September 30,
                                                                                 -------------------------------------------
                                                                                        2000                    1999
                                                                                 -------------------     -------------------
Cash flows from operating activities:
     Net income                                                              $             32,172                  26,518
     Adjustments to reconcile net income to net cash provided by (used
        in) operating activities:
        Depreciation and amortization                                                       2,005                   1,212
        Gain on sale of property and equipment                                                 --                    (870)
        Amortization of residual interest in Notes Receivable sold                         10,283                   7,919
        Provision for doubtful accounts, sales returns and recourse
           liability                                                                       19,685                  16,166
        Recoveries of Notes Receivable charged off                                            215                     176
        Residual interest in Notes Receivables sold                                       (15,395)                (17,994)
        Unrealized (gain) loss on residual interest in Notes Receivable
           sold                                                                              (573)                    973
        Contract servicing liability arising from sale of Notes Receivable                     --                   2,847
        Amortization of servicer liability                                                   (536)                   (129)
        Change in deferred gross profit                                                       631                      27
        Deferred income tax (benefit) expense                                              (2,348)                  1,569
        Issuance of Notes Receivable                                                     (189,663)               (152,773)
        Proceeds from sale of Notes Receivable                                            152,224                 114,892
        Proceeds from repayment of Notes Receivable                                        44,789                  40,487
        Purchase of Notes Receivable                                                      (13,002)                 (6,267)
        Changes in certain assets and liabilities:
              Restricted cash                                                              (3,130)                 (1,868)
              MountainStar development                                                    (29,773)                     --
              Inventories                                                                 (48,382)                  1,094
              Accounts payable and accrued liabilities                                     14,428                   3,657
              Income taxes payable                                                             --                  (1,100)
              Other                                                                        (7,832)                 (1,905)
                                                                                 -------------------     -------------------

          Net cash (used in) provided by operating activities                             (34,202)                 34,631
                                                                                 -------------------     -------------------

Cash flows from investing activities:
     Purchase of property and equipment                                                    (4,596)                 (4,709)
     Proceeds from sale of property and equipment                                              --                   4,412
                                                                                 -------------------     -------------------

          Net cash used in investing activities                                            (4,596)                   (297)
                                                                                 -------------------     -------------------

Cash flows from financing activities:
     Net borrowing (repayment) under bank line of credit and other                          42,056                (26,391)
     Increase in Receivable from Parent                                                         --                 (1,660)
     Decrease in Due to Parent                                                              (1,330)                (5,688)
     Repurchase of common stock                                                             (3,948)                  (732)
     Issuance of common stock                                                                  476                    163
                                                                                 -------------------     -------------------

          Net cash provided by (used in) financing activities                               37,254                (34,308)
                                                                                 -------------------     -------------------

Effect of foreign currency exchange rates on cash                                              (93)                     --

          Net (decrease) increase in cash                                                   (1,637)                    26

Cash at beginning of period                                                                 1,760                       9
                                                                                 -------------------     -------------------

Cash at end of period                                                        $                123                      35
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

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                      Nine months ended September 30,
                                                                                 -------------------------------------------
                                                                                        2000                    1999
                                                                                 -------------------     -------------------
Supplemental  disclosures of cash flow information -
     cash paid during the period for:
        Interest (excluding capitalized amounts of $1,485 and $1,047,
          respectively)                                                      $                 --                     212
        Income taxes                                                                       23,787                  16,526

Supplemental schedule of noncash investing and financing activities:
   Issuance of note payable to Parent in connection with the MountainStar
     development acquisition                                                               17,731                      --
   Reduction in retained earnings for the excess of the purchase price of
     the MountainStar development over the Parent's historical cost                         3,300                      --
   Extinguishment of receivable from Parent in connection with the
     MountainStar development acquisition                                                   4,869                      --


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

These condensed consolidated financial statements do not include certain information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months and nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

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

In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125. This Statement applies to transfers and servicing of financial assets and extinguishments occurring after March 31, 2001, with certain disclosure and collateral recognition provisions effective for fiscal years ending after December 15, 2000. The Company does not presently expect the adoption of this standard to result in any material change to the Company's financial position or results of operations.

Note 3 -- Foreign Currency Translation

Assets and liabilities in foreign functional currencies are translated into U.S. dollars based upon the prevailing currency exchange rates in effect at the balance sheet date. Translation gains and losses are not included in the determination of net income but are accumulated in a separate component of shareholders' equity. These translation gains and losses are the only component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Transaction gains and losses are recorded in the results of operations and were insignificant for the three and nine month periods ended September 30, 2000.

Note 4 -- Comprehensive Income

The following illustrates the reconciliation of net income to comprehensive income:

                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                              ----------------------------    ----------------------------
                                                                 2000            1999            2000            1999
                                                              ------------    ------------    ------------    ------------
Net income                                                 $       11,550           8,864          32,172          26,518
Other comprehensive loss:
     Change in cumulative effect of foreign currency
     translation                                                    (515)              --           (607)              --
                                                              ----------------------------    ----------------------------
Comprehensive income                                       $       11,035           8,864          31,565          26,518
                                                              ============================    ============================

Note 5 - Basic and Diluted Net Income Per Common Share

The following illustrates the reconciliation of weighted average shares used for basic and diluted net income per share:

                                                    Three months ended                       Nine months ended
                                                       September 30,                           September 30,
                                             ----------------------------------     ------------------------------------
                                                  2000               1999                2000                 1999
                                             ----------------    --------------     ---------------      ---------------
Basic
Weighted average shares outstanding             16,916,899          17,128,830         16,942,229           17,142,331

Diluted
Effect of dilutive securities                       40,754              63,421             51,217               47,563
                                              ----------------    --------------    ---------------      ---------------

Diluted weighted average shares outstanding     16,957,653          17,192,251         16,993,446           17,189,894
                                             ================    ==============     ===============      ===============

Net income available to common shareholders for basic and diluted net income per share was $11,550 and $8,864 for the three months ended September 30, 2000 and 1999, and $32,172 and $26,518 for the nine months ended September 30, 2000, and 1999, respectively.

For the three months ended September 30, 2000 and 1999, there were options outstanding to purchase 609,500 and 434,100 shares of common stock, respectively, which were anti-dilutive and therefore not included in the computation of diluted net income per common share. For the nine months ended September 30, 2000 and 1999, there were options outstanding to purchase 588,000 and 433,500 shares of common stock, respectively, which were anti-dilutive and therefore not included in the computation of diluted net income per common share.

Note 6 - Inventories

Inventories consist of Vacation Credits, Fractional Interests and construction in progress as follows:

                                                                          September 30,          December 31,
                                                                               2000                  1999
                                                                         -----------------     ------------------
         Vacation Credits                                           $           8,097                13,247
         Construction in progress                                              84,232                32,354
                                                                         -----------------     ------------------

                  Total inventories                                 $          92,329                45,601
                                                                         =================     ==================

Note 7 - MountainStar Development

In June of 2000, the Company acquired the MountainStar development from its majority shareholder JELD-WEN, inc. (Parent). The purchase price was $47,600 consisting of $25,000 in cash, a $17,731 note payable to Parent and the settlement by the Company of a $4,869 intercompany receivable from Parent. The excess of the purchase price over Parent's historical cost was treated as a non-cash reduction to retained earnings due to the accounting requirement to use historical cost on such a transfer from a controlling shareholder. The Company recorded the asset at Parent's historical cost of $44,300; the excess $3,300 of the purchase price over this amount reduced retained earnings. The cash payment was funded primarily through the Company's existing credit facilities.

The conceptual master plan for the MountainStar development includes at least two 18-hole golf courses, hotel and conference facilities, a spa and fitness center, vacation homes and vacation condominiums.

Note 8 - Allowance For Doubtful Accounts, Recourse Liability and Sales Returns

The following table summarizes the Company's total Notes Receivable portfolio at:

                                                                        September 30,        December 31,
                                                                             2000                1999
                                                                       -----------------   ------------------
        Total Notes Receivable                                      $       471,732             389,901
        Less Notes Receivable sold                                         (377,743)           (288,950)
                                                                       -----------------   ------------------

        Gross on balance sheet Notes Receivable                              93,989             100,951
                                                                       =================   ==================

        Unencumbered Notes Receivable                                        42,782              64,169
        Retained interest in Notes Receivable sold                           51,207              36,782
                                                                       -----------------   ------------------
       Gross on balance sheet Notes Receivable                               93,989             100,951

        Less: Deferred gross profit                                          (1,113)               (970)
               Allowance for doubtful accounts and sales returns            (21,898)            (15,179)
                                                                       -----------------   ------------------

        Notes Receivable, net                                       $        70,978              84,802
                                                                       =================   ==================

The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the nine months ended September 30, 2000, and the year ended December 31, 1999:

                                                                               2000                  1999
                                                                         -----------------     ------------------
         Balances at beginning of period                            $          29,087                20,935
         Provision for doubtful accounts, sales returns and
             recourse liability                                                19,685                21,407
         Notes Receivable charged-off and sales returns net of
             Vacation Credits recovered                                       (11,627)              (13,515)
         Recoveries                                                               215                   260
                                                                         -----------------     ------------------
         Balances at end of period                                  $          37,360                29,087
                                                                         =================     ==================

         Allowance for doubtful accounts and sales returns          $          21,898                15,179
         Recourse liability on Notes Receivable sold                           15,462                13,908
                                                                         -----------------     ------------------
                                                                    $          37,360                29,087
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

Maturities of the Note Payable to Parent at September 30, 2000, are as follows:

                   2001                             $4,433
                   2002                              8,865
                   2003                              4,433
                                                 ---------
                   Total                           $17,731
                                                   =======

Note 10 - Commitments and Contingencies

(a) Purchase Commitments
The Company routinely enters into purchase agreements with various parties to acquire and build resort properties. At September 30, 2000, the Company had outstanding purchase commitments of $81.1 million related to properties under development.

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

The following tables summarize the segment activity of the Company:

                                                                                                   Segment
Three months ended September 30, 2000:               Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $        82,908            867          1,081           84,856
Interest revenue - net                                     --          1,039              --           1,039
Interest revenue-intersegment                              --          1,778              --           1,778
Intersegment revenue                                       --            700              --             700
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $        82,908          4,384          1,081           88,373

Segment profit                                $        14,175          2,871            657           17,703

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                $         7,619             --             --            7,619

                                                                                                   Segment
Three months ended September 30, 1999:               Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $        62,951            923            573           64,447
Interest revenue - net                                     --          1,514             --            1,514
Interest revenue-intersegment                              --          1,039             --            1,039
Intersegment revenue                                       --            416             --              416
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $        62,951          3,892            573           67,416

Segment profit                                $        11,500          2,723            135           14,358

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                $         5,422             --             --            5,422

                                                                                                   Segment
Nine months ended September 30, 2000:                Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $       217,010          2,877          3,881          223,768
Interest revenue - net                                     --          3,590             --            3,590
Interest revenue-intersegment                              --          4,840             --            4,840
Intersegment revenue                                       --          1,505             --            1,505
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $       217,010         12,812          3,881          233,703

Segment profit                                $        39,818          8,531          2,520           50,875

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                $        19,685             --              --          19,685

                                                                                                   Segment
Nine months ended September 30, 1999:                Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $       175,393          3,399          2,348          181,140
Interest revenue - net                                     --          3,706             --            3,706
Interest revenue-intersegment                              --          2,626             --            2,626
Intersegment revenue                                       --          1,481             --            1,481
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $       175,393         11,212          2,348          188,953

Segment profit                                $        29,776          7,903          1,092           38,771

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                $        16,166             --             --           16,166

Gain on sale of property and equipment        $            --            870             --              870

The following table provides a reconciliation of segment revenues and profits to the consolidated amounts:

                                                         Three Months                    Nine Months
                                                     Ended September 30,             Ended September 30,
                                                     2000           1999            2000            1999
                                                   -----------    -----------    ------------    -------------
Segment revenue                                 $     88,373         67,416         233,703          188,953
Interest expense reported net of interest
    income                                               128             16             225              125
Elimination of intersegment revenue                   (2,478)        (1,455)         (6,345)          (4,107)
Finance subsidiaries revenue                           8,954          6,017          23,135           20,222
                                                   -----------    -----------    ------------    -------------
               Consolidated revenue             $     94,977         71,994         250,718          205,193
                                                   ===========    ===========    ============    =============

Segment profit                                  $     17,703         14,358          50,875           38,771
Corporate overhead not included in segment
    reporting                                         (5,178)        (3,683)        (14,223)         (10,672)
Finance subsidiaries profit                            6,325          3,897          16,389           15,415
                                                   -----------    -----------    ------------    -------------
            Consolidated pre-tax income         $     18,850         14,572          53,041           43,514
                                                   ===========    ===========    ============    =============

The Company's revenue from external customers derived from sales within the United States totaled $81,089 for the three months ended September 30, 2000, and $214,321 for the nine months ended September 30, 2000. Revenue from external customers derived from sales in all foreign countries totaled $1,819 and $2,689 for the three and nine months ended September 30, 2000, respectively. Substantially all of the Company's long-lived assets are located within the United States.

Note 12 - Subsequent Events

In October of 2000, the Kittitas County Commissioners approved the MountainStar development's land use application. The development of the master planned resort is still subject to the transfer of water rights and plat approval. Effective with the approval vote, the Company began taking refundable reservation deposits on single-family vacation lots for the first phase of the planned development.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2000, to the three months ended September 30, 1999

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

The Company achieved total revenues of $95.0 million for the three months ended September 30, 2000, compared to $72.0 million for the three months ended September 30, 1999, an increase of 31.9%. Excluding $4.3 million in revenue from sales of Fractional Interests in the third quarter of 1999, total revenues increased 40.3% over 1999. The principal reasons for the overall improvement were a 41.2% increase in Vacation Credit sales to $82.9 million for the three months ended September 30, 2000, from $58.7 million for the three months ended September 30, 1999. The increase in Vacation Credit sales was primarily the result of a 39.6% increase in the number of Vacation Credits sold to 60.3 million during the three months ended September 30, 2000, from 43.2 million during the three months ended September 30, 1999. This increase was the result of the maturation of sales offices opened in 1999, strong sales in existing markets, and increased Upgrade sales. Revenues from Upgrade sales increased 57.1% to $12.1 million for the three months ended September 30, 2000, from $7.7 million for the three months ended September 30, 1999, due primarily to an increase of 57.4% in the number of Vacation Credits sold as Upgrades during the three months ended September 30, 2000, compared to the three months ended September 30, 1999. The increase in Upgrade sales results from WorldMark's owners continued satisfaction with its products and service. The average price per Vacation Credit sold increased to $1.37 per credit for the three months ended September 30, 2000, versus $1.36 per credit for the three months ended September 30, 1999, reflecting the effect of an increase in the selling price of Vacation Credits for new sales of $0.05 per credit effective July 1, 2000, and an increase in the price of Upgrade vacation credits of $0.05 per credit effective September 1, 2000.

Finance income increased 30.6% to $4.7 million for the three months ended September 30, 2000, from $3.6 million for the three months ended September 30, 1999. The increase in finance income is the result of an increase in the average carrying balances of Notes Receivable for the comparable periods and a favorable mark-to-market adjustment on the residual interest in Notes Receivable sold in the third quarter of 2000, resulting from lower interest rates on Notes Receivable sold into variable rate structures. The third quarter of 1999 had no mark-to-market adjustment. The assumptions used in measuring the fair value of residual interest in Notes Receivable sold are consistent with those used at December 31, 1999. Gains on sales of Notes Receivable increased 28.2% to $5.0 million for the three months ended September 30, 2000 from $3.9 million for the three months ended September 30, 1999.

Vacation Credit and Fractional Interest cost of sales increased to $22.3 million for the three months ended September 30, 2000, from $18.1 million for the three months ended September 30, 1999, an increase of 23.2%, primarily reflecting the increase in sales of Vacation Credits. As a percentage of Vacation Credit and Fractional Interests sales, cost of sales decreased to 26.9% from 28.7% of Vacation Credit and Fractional Interest sales for the two periods compared. This decrease is attributable to the higher cost of sales of the Fractional Interests sales which are included in 1999 results. Fractional Interests have a higher product cost than Vacation Credits, which is offset by lower sales and marketing costs.

Sales and marketing costs increased 38.5% to $38.5 million for the three months ended September 30, 2000, from $27.8 million for the three months ended September 30, 1999. As a percentage of Vacation Credit and Fractional Interest sales, sales and marketing costs increased to 46.4% for the three months ended September 30, 2000, from 44.1% for the three months ended September 30, 1999. This increase is a reflection of the sales generated from the Fractional Interest sales program included in 1999 results, which had significantly lower sales and marketing costs than Vacation Credit sales.

General and administrative expenses increased 28.4% to $8.6 million for the three months ended September 30, 2000, from $6.7 million for the three months ended September 30, 1999. As a percentage of total revenue, general and administrative costs remained comparable at 9.1% for the three months ended September 30, 2000, and 9.3% for the three months ended September 30, 1999.

The provision for doubtful accounts and recourse liability increased 40.9% to $6.2 million for the three months ended September 30, 2000, from $4.4 million for the three months ended September 30, 1999. As a percentage of Vacation Credit and Fractional Interest sales, the provision increased to 7.5% for the three months ended September 30, 2000, from 7.0% for the three months ended September 30, 1999. This increase was the result of a higher mix of sales in newer sales offices with expected default rates higher than the Company's experience with more mature locations.

Comparison of the nine months ended September 30, 2000, to the nine months ended September 30, 1999

The Company achieved total revenues of $250.7 million for the nine months ended September 30, 2000, compared to $205.2 million for the nine months ended September 30, 1999, an increase of 22.2%. Excluding $11.6 million in revenue from sales of Fractional Interests during the nine months ended September 30, 1999, total revenues increased 29.5% over 1999. The principal reasons for the overall improvement were a 32.5% increase in Vacation Credit sales to $217.0 million for the nine months ended September 30, 2000, from $163.8 million for the nine months ended September 30, 1999. The increase in Vacation Credit sales was primarily the result of a 29.1% increase in the number of Vacation Credits sold to 159.1 million during the nine months ended September 30, 2000, from
123.2 million during the nine months ended September 30, 1999, and resulted from the continued maturation of sales offices opened in 1999, strong sales in existing markets, and increased Upgrade sales. Revenues from Upgrade sales increased 46.1% to $33.3 million for the nine months ended September 30, 2000 from $22.8 million for the nine months ended September 30, 1999, due primarily to an increase of 42.1% in the number of Vacation Credits sold as Upgrades during the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. The increase in Upgrade sales results from WorldMark's owners continued satisfaction with its products and service. The average price per Vacation Credit sold increased to $1.36 per credit for the nine months ended September 30, 2000, versus $1.33 per credit for the nine months ended September 30, 1999, reflecting the effect of an increase the selling price of Vacation Credits for new sales of $0.05 per credit effective July 1, 2000, and an increase in the price of Upgrade Vacation Credits of $0.05 per credit effective September 1, 2000.

Finance  income  increased  19.3% to $13.0  million  for the nine  months  ended
September  30,  2000,  compared  to  $10.9  million  for the nine  months  ended
September 30, 1999. The increase in finance income reflects the increase in average carrying balances of Notes Receivable for the two periods compared and a favorable mark-to-market adjustment on the residual interest in Notes Receivable sold in 2000, resulting from lower interest rates on Notes Receivable sold into variable rate structures. The assumptions used in measuring the fair value of residual interest in Notes Receivable sold are consistent with those used at December 31, 1999. Gains on sales of Notes Receivable remained comparable at $13.1 million for the nine months ended September 30, 2000, and $13.0 million for the nine months ended September 30, 1999. In 2000, increased principal balances of Notes Receivable were sold at higher interest rates than in 1999, reducing the gains.

Vacation Credit and Fractional Interest cost of sales increased 2.7% to $53.6 million for the nine months ended September 30, 2000, from $52.2 million for the nine months ended September 30, 1999. As a percentage of Vacation Credit and Fractional Interests sales, cost of sales decreased to 24.7% for the nine months ended September 30, 2000, compared to 29.8% for the nine months ended September 30, 1999. This decrease is a result of the higher product cost of the 1999 Fractional Interest sales and below average product cost for the Fiji and Vistoso projects completed in 2000. Fractional Interests have a higher product cost than Vacation Credits which is offset by lower sales and marketing costs.

Sales and marketing costs increased 31.7% to $102.7 million for the nine months ended September 30, 2000, from $78.0 million for the nine months ended September 30, 1999. As a percentage of Vacation Credit and Fractional Interest sales, sales and marketing costs increased to 47.3% for the nine months ended September 30, 2000, from 44.5% for the nine months ended September 30, 1999. The difference is primarily attributable to the lower sales and marketing cost of the Fractional Interest sales program which are included in 1999.

General and administrative expenses increased 32.4% to $23.7 million for the nine months ended September 30, 2000, from $17.9 million for the nine months ended September 30, 1999. As a percentage of total revenue, general and administrative costs increased to 9.5% for the nine months ended September 30, 2000, from 8.7% of total revenue for the nine months ended September 30, 1999. The increase resulted from start-up costs for the new Midwest and South Pacific regions which were expensed as incurred, and the new sales offices opened during the first half of 2000.

The provision for doubtful accounts and recourse liability increased 32.0% to $16.1 million for the nine months ended September 30, 2000, from $12.2 million for the nine months ended September 30, 1999. As a percentage of Vacation Credit and Fractional Interest sales, the provision increased to 7.4% from 7.0% for the nine months ended September 30, 2000 and 1999, respectively. This increase was the result of a higher mix of sales in newer sales offices with expected default rates higher than the Company's experience with more mature locations.

The Company maintains an allowance for doubtful accounts in respect to the Notes Receivable owned by the Company and an allowance for recourse liability in respect to the Notes Receivable that have been sold by the Company. The aggregate amount of these allowances at September 30, 2000, and December 31, 1999, were $37.4 million and $29.1 million, respectively, representing approximately 7.9% and 7.5%, respectively, of the total portfolio of Notes Receivable at those dates, including the Notes Receivable that had been sold by the Company. The growth in the allowance as a percentage of the total portfolio is attributable to the mix of sales in newer sales offices with expected default rates higher than the Company's experience with more mature locations. No assurance can be given that these allowances will be adequate, and if the amount of the Notes Receivable that are ultimately written off materially exceed the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Note Receivable origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends in estimating the allowance for doubtful accounts and recourse liability. The Company also utilizes experience factors of more mature sales sites in establishing the allowance for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the credits associated with such charge-offs to inventory. At September 30, 2000, and December 31, 1999, 1.81% and 1.91% of the Company's total receivables portfolio of $471.7 million and $389.9 million, respectively, were more than 60 days past due.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations from down payments on sales of Vacation Credits and Fractional Interests which are financed, cash sales of Vacation Credits and Fractional Interests, principal and interest payments on Notes Receivable, and proceeds from sales and borrowings collateralized by Notes Receivable. The Company also generates cash on the interest differential between the interest charged on the Notes Receivable and the interest paid on loans collateralized by Notes Receivable.

During the nine months ended September 30, 2000 and 1999, cash (used in) provided by operating activities was ($34.2) million and $34.6 million, respectively. Cash used in operating activities increased principally due to the increased issuance of Notes Receivable, increased expenditures for inventory, and the cash payment to Parent for the MountainStar development. For the first nine months of 2000, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $202.7 million to finance the purchase of Vacation Credits by Owners, an increase in inventory of $48.4 million due to additional construction in progress to meet increasing sales demand, and the acquisition and continuing development of the MountainStar development of $29.8 million. Cash provided by operating activities resulted primarily from sales and repayments of Notes Receivable of $197.0 million and net income of $32.2 million. For the first nine months of 1999, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $159.1 million to finance the purchase of Vacation Credits by Owners. Cash provided by operating activities resulted primarily from sales and repayments of Notes Receivable of $155.4 million and net income of $26.5 million.

Net cash used in investing activities for the nine months ended September 30, 2000 and 1999, was $4.6 million and $0.3 million, respectively. Cash used in investing activities for the nine months ended September 30, 2000, of $4.6 million was the result of purchases of furniture and equipment to support the Company's expansion. For the nine months ended September 30, 1999, cash provided by investing activities was the result of $4.4 million in proceeds from the sale of the Bellevue corporate building. Cash used in investing activities of $4.7 million was the result of final retention payments on the new corporate headquarters and furniture and equipment related to the new building.

Net cash provided by (used in) financing activities for the nine months ended September 30, 2000 and 1999, was $37.3 million and ($34.3) million, respectively. For the nine months ended September 30, 2000, cash provided by financing activities was principally the result of increased borrowings under the Company's Bank line of credit and other of $42.1 million. Cash used in financing activities was the result of a $1.3 million decrease in due to Parent and $3.9 million repurchase of common stock. For the nine months ended September 30, 1999, cash used in financing activities was the result of $26.4 million reduction in net borrowings under bank line of credit and other, a $5.7 million decrease in due to Parent, a $1.7 million increase in receivable from Parent and $.7 million repurchase of common stock.

On August 14, 2000, the Company entered into a three-year, $60 million unsecured revolving credit agreement (Agreement) with a group of banks agented by KeyBank National Association (KeyBank). The Agreement also allows for borrowings in Australian dollars up to a maximum of $15 million US dollar equivalent. The Agreement provides for borrowings at either a reference rate as announced by KeyBank or at LIBOR rates plus the applicable margin for the level of borrowings outstanding. Available borrowings under the Agreement are subject to a borrowing base which is a percentage of Notes Receivable and inventory, including property under development. The Credit Agreement replaced the $30 million revolving credit agreement agented by Bank of America. Borrowings outstanding under the new agreement at September 30, 2000, were $41,599 at a weighted average interest rate of 8.38%. Borrowings outstanding at December 31, 1999, under the previous agreement were $3,900 at a weighted average interest rate of 8.50%.

The Company has a $10 million open line of credit with the Parent which bears interest at prime plus 1% (currently 10.5%) per annum. The line of credit is payable on demand. As of September 30, 2000, there was $0.5 million indebtedness to the Parent. The Company may advance excess funds to the Parent at prime rate minus 2% (currently 7.5%) per annum. At September 30, 2000, no amounts were receivable from Parent.

In addition, the Company has a note payable outstanding to Parent in the amount of $17.7 million. This note was issued in connection with the purchase of the MountainStar development. The note carries a 9% interest rate, with quarterly interest payments due starting September 1, 2000. The first of eight quarterly principal payments of $2.2 million is due September 1, 2001. The MountainStar development includes the 6,200 acre site for the proposed MountainStar Resort and land designated as an urban growth area for the City of Cle Elum, Washington. In October of 2000, Kittitas County Commissioners approved the property's land use application. Water rights and plat approval are still in process for the first phase of the planned development.

For the remainder of 2000, the Company anticipates spending approximately $44.1 million for acquisitions and development of new resort properties and for expansion and development activities. The Company plans to fund these expenditures with cash generated from operations, including further sales and securitizations of Notes Receivable and borrowings under the $60 million revolving credit agreement. Acquisition of new resort sites and properties is an ongoing process and availability of certain properties in desired locations could result in increased expenditures for such activities. The Company believes that, with respect to its current operations, cash generated from operations and future borrowings available under existing agreements, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 2000.

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

WorldMark maintains a replacement reserve for the WorldMark Resorts which is funded from the annual assessments of the Owners. At September 30, 2000, the amount of such reserve was approximately $15.1 million. The replacement reserve is utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in WorldMark Resorts in which all units are owned by WorldMark. The Company may advance funds to WorldMark from time to time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate changes primarily as a result of its financing of timeshare purchases, the sale and securitization of notes receivable and borrowings under revolving lines of credit. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve its objectives, the Company borrows funds, sells or securitizes Notes Receivable primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. As the Company expands its operations and resort development activities worldwide, the Company will also be exposed to foreign currency exchange risk. The Company does not maintain a trading account for any class of financial instrument, it does not purchase high risk derivative instruments, and it is not directly subject to commodity price risk. Other than commencing operations in the South Pacific, there have been no material changes to the Company's exposure to market risk since December 31, 1999.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
                  Incorporated by reference. See Note 7 of "Notes to Condensed Consolidated Financial Statements."

Item 2 - Changes in Securities and Use of Proceeds
                  None

Item 3 - Defaults Upon Senior Securities
                  None

Item 4 - Submission of Matter to a Vote of Security Holders
                  None

Item 5 - Other Information
                  None

Item 6 - Exhibits and Reports on Form 8-K
(a)      Exhibits
         --------
         2.1      Restated Articles of Incorporation (1)
         2.2      Restated Bylaws (1)
         10.1     Credit  Agreement  between  Trendwest  Resort, Inc., Trendwest
                  South Pacific Pty. Ltd. and KeyBank National Association.
         11       Statement re:  Computation  of  Earnings per share - See note
                  5 of "Notes to Condensed Consolidated Financial Statements".
         27       Financial Data Schedule

         (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26861).

(b)               Reports on Form 8-K
                  -------------------
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TRENDWEST RESORTS, INC.




Date:      November 10, 2000           /s/ WILLIAM F. PEARE
           ---------------------       -----------------------------------------
                                        William F. Peare
                                        President, Chief Executive Officer and
                                        Director (Principal Executive Officer)


Date:      November 10, 2000           /s/ TIMOTHY P. O'NEIL
           ---------------------       -----------------------------------------
                                        Timothy P. O'Neil
                                        Vice President, Chief Financial Officer
                                        And Treasurer
                                        (Principal Financial Officer)