Form 10-K
period 2000-12-31
TRENDWEST RESORTS INC
filed 2001-03-30
CIK 1021252

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .
                        COMMISSION FILE NUMBER 333-26861
                            TRENDWEST RESORTS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                   OREGON                                        93-1004403
      (STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
               ORGANIZATION)
             9805 WILLOWS ROAD
                REDMOND, WA                                        98052
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)

                                 (425) 498-2500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares of common stock outstanding on March 15, 2001, was 25,236,747 shares (adjusted for 3-2 stock split declared February 21, 2001, and effective March 15, 2001).

     Aggregate market price of shares held by non-affiliates at March 15, 2001, was $75,529,823, consisting of 3,513,015 shares (stock split adjusted).

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Company's Proxy Statement for the 2001 Annual Meeting of shareholders are incorporated by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Trendwest Resorts, Inc., (Company) markets, sells and finances timeshare Vacation Ownership Interests in the form of Vacation Credits and Fractional Interests. The Company also acquires, develops and manages timeshare resorts. The Company's timeshare resorts (except Fractional Interests) are owned and operated through WorldMark, the Club, (WorldMark) and WorldMark South Pacific Club (WorldMark South Pacific) (collectively "The Clubs"). WorldMark is a non-profit mutual benefit corporation organized by Trendwest in 1989 to provide an innovative, flexible vacation ownership system. WorldMark South Pacific is a registered managed investment scheme regulated by the Australian Securities and Investments Commission ("ASIC"). The Company presently sells Vacation Ownership interests in the United States, Fiji, and Australia, primarily through off-site sales offices. Fractional Interests are sold on-site at the Depoe Bay resort in Oregon.

     On October 22, 1999, the Company formed Trendwest South Pacific, Pty. Ltd. (Trendwest South Pacific) as a wholly-owned subsidiary. Trendwest South Pacific is an Australian corporation formed for the purpose of conducting sales, marketing and resort development activities in the South Pacific. Trendwest South Pacific was the first company licensed under the new timeshare regulations in Australia. Sales in the South Pacific commenced in Fiji in March 2000 and in Australia in June of 2000. The sales terms in the South Pacific are similar to the terms in the United States. Resorts in the South Pacific are owned and operated through WorldMark South Pacific.

     Trendwest sells Vacation Ownership Interests in the form of Vacation Credits, which are created by the transfer to The Clubs of resort units purchased or developed by the Company, and Fractional Interests. Vacation Credits can be used by Owners to reserve units at any of the resorts, at any time of the year and in increments as short as one day. The use of Vacation Credits is not tied to any particular resort unit or time period as is typical in the timeshare industry. The Company believes that the combination of multiple WorldMark resorts and the Company's Vacation Credit system provides Owners with an attractive range of vacation planning choices and values not generally available within the timeshare industry. The Company's Vacation Credit system with multiple resorts facilitates the sale of Vacation Credits at off-site sales offices located in major metropolitan areas and reduces dependence on on-site sales centers located at more remote resort locations. The Company was formed as a pure Vacation Credit system and its operations infrastructure was designed to facilitate such an operation. Often, other timeshare operations have overlaid a "points-based" club onto a traditional fixed week product.

     Fractional Vacation Ownership Interests represent deeded fixed intervals in timeshare condominiums and are not transferred to The Clubs. The Company's first Fractional program, at the Depoe Bay resort on the Oregon Coast, commenced pre-selling in October, 1998 and began recognizing revenue from these sales in April, 1999 when the Company took possession of the property. The 377 Fractional Interests each representing a 13th share ownership in a condominium were completely sold out by October, 1999. Because of the success of the Fractional sales program at Depoe Bay, the Company constructed a second phase of Depoe Bay. The second phase will have 390 13th share Fractional interests. The Company anticipates taking delivery of the property and will begin recognizing revenue from sales in the first quarter of 2001. The Company will continue to develop Fractional ownership programs at strategic locations with high demand as a complement to its Vacation Credit product.

     The Company sells vacation credits at thirty-five sales offices, twenty-two of which are located off-site in metropolitan areas. The other sales offices are located on-site at thirteen of The Clubs' resorts.

CORPORATE BACKGROUND

     The Company commenced its timeshare business as a wholly-owned subsidiary of JELD-WEN, inc. ("Parent" or "JELD-WEN") in 1989 with three condominium units. JELD-WEN is currently the Company's principal shareholder. JELD-WEN is a privately owned company that was founded in 1960 and is a major manufacturer of doors, windows and millwork products. Headquartered in Klamath Falls, Oregon,

JELD-WEN has diversified operations located throughout the United States and in numerous foreign countries that include manufacturing, hospitality and recreation, retail, financial services and real estate.

     The Company raises capital for property acquisitions and working capital by selling or securitizing Notes Receivable through five subsidiaries (the "Finance Subsidiaries") and through a corporate revolving credit facility. The Company has transactions with other JELD-WEN subsidiaries and related parties. See note 14 "Related Party Transactions" in the notes to the consolidated financial statements included herein.

     The Company was incorporated in Oregon in 1989. The Company's principal executive offices are located at 9805 Willows Road, Redmond, Washington 98052, and its telephone number is (425) 498-2500.

RECENT DEVELOPMENTS

     The Company is developing a master-planned resort in central Washington known as MountainStar. Prior to June of 2000 the Parent owned the land and the Company was acting as the developer. In June of 2000, the Company acquired the MountainStar development from its Parent. The purchase price was $47.6 million, consisting of $25.0 million in cash, a $17.7 million note payable to Parent and the settlement by the Company of a $4.9 million intercompany receivable from Parent. The excess of the purchase price over Parent's historical cost was treated as a non-cash reduction to retained earnings due to the accounting requirement to use historical cost on such a transfer from a controlling shareholder. The Company recorded the asset at Parent's historical cost of $44.3 million; the excess $3.3 million of the purchase price over this amount reduced retained earnings. The cash payment was funded primarily through the Company's existing credit facilities.

     The conceptual master plan for the MountainStar development includes at least two 18-hole golf courses, hotel and conference facilities, a spa and fitness center, vacation homes and vacation condominiums. In October of 2000, the Kittitas County Commissioners approved the MountainStar development's land use application. The entitlement process for the resort is still ongoing, as the development of the master planned resort is still subject to the transfer of water rights and plat approval. Effective with the approval vote, the Company began taking refundable reservation deposits on single-family vacation lots for the first phase of the planned development. At December 31, 2000, the Company's investment in the MountainStar resort included in the accompanying balance sheet totaled $56.5 million.

     On January 2, 2001, the Company terminated its relationship with Sage Systems, the sub-servicer of the Company's Notes Receivable. The Company now performs the servicing functions internally except for the lockbox, custodial, and statement mailing functions.

     On February 21, 2001, the Board of Directors declared a 3 for 2 stock split for shareholders of record on March 15, 2001, payable on March 29, 2001. Shares outstanding and earnings per share figures contained in this Form 10-K and in the consolidated financial statements contained herein have been adjusted to reflect the stock split as if it were effective for all periods presented.

THE CLUBS

  (i) WorldMark, The Club

     WorldMark is a California nonprofit mutual benefit corporation formed by Trendwest in 1989. WorldMark's articles of incorporation provide that the specific purpose for which it was formed is to own, operate and manage the real property conveyed to it by the Company for the benefit of the WorldMark Owners. There are 111,497 Owners at December 31, 2000. Owners receive the right to use all WorldMark resort units and the right to vote to elect WorldMark's board members and to vote with respect to certain major WorldMark matters. The number of votes that each Owner has is based on the number of Vacation Credits owned.

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

     Compared to other timeshare arrangements, the WorldMark concept provides Owners significant flexibility in planning vacations. Depending on how many Vacation Credits an Owner has purchased, the Owner may use the Vacation Credits for one or more vacations annually. The number of Vacation Credits that are required to stay one day at WorldMark's units varies, depending upon the resort location, the size of the unit, the vacation season and the day of the week. For example, a Friday or Saturday night stay at a one-bedroom unit may require 900 Vacation Credits per night off-season and 1,750 Vacation Credits per night in peak season. A midweek stay at the same one-bedroom unit would require less Vacation Credits. The range of Vacation Credits that is required to stay one day enables an Owner to receive a varying number of days at the WorldMark resorts depending on the vacation choices made by the Owner. Under this system, Owners can select vacations according to their schedules, space needs and available Vacation Credits. Vacation Credits are reissued on an anniversary date basis and any unused Vacation Credits may be carried over for one year. An Owner may also borrow Vacation Credits from the Owner's succeeding year's allotment.

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

     WorldMark collects maintenance dues from Owners based on the number of Vacation Credits owned. Currently, the annual dues are $325 for the first 6,000 Vacation Credits owned, plus approximately $76 for each additional increment of 2,000 -- 3,000 Vacation Credits owned. These dues are intended to cover WorldMark's operating costs, including condominium association dues at the WorldMark resorts. The Company pays WorldMark the dues on all unsold Vacation Credits. Such payments totaled $1,008,000, $1,376,000 and $1,107,000 in 2000,
1999, and 1998, respectively.

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

     WorldMark has programs whereby an Owner can use his or her Vacation Credits toward other vacation options such as package tours and cruises. WorldMark provides the owner with the package in exchange for the owner's Vacation Credits plus cash, if necessary. The vacation Credits are deposited into a pool of Credits. The pool of credits are available for one-time for a fee of $.08 per credit by the Company or other owners. In 2000, the Company purchased $1,282,000 of these one-time use Vacation Credits from WorldMark for marketing programs.

  (ii) WorldMark South Pacific Club

     WorldMark South Pacific is a unit trust and is a registered managed investment scheme formed in 2000 by Trendwest South Pacific. There are 887 Owners in WorldMark South Pacific as of December 31, 2000. Owners receive the right to use all resort units and the right to vote with respect to certain major matters. The number of votes that each Owner has is based on the number of Vacation Credits owned. Trendwest South Pacific limited is the manager (Responsible Entity) of WorldMark South Pacific.

     The resorts are owned by WorldMark South Pacific free and clear of all monetary encumbrances. The title to the resort properties are held in trust for the benefit of the Owners by an independent custodian, Permanent Trustee Australia Limited. WorldMark South Pacific maintains a replacement reserve for its resorts which is funded from the annual assessments of the Owners. The replacement reserve is utilized to refurbish and replace the interiors and furnishings of the condominium units.

     The operation of WorldMark South Pacific is similar to the US operations. South Pacific Owners may also purchase bonus time. The Clubs have reciprocal exchange privileges for their respective Owners. The credit values in WorldMark South Pacific are consistent with WorldMark.

     WorldMark South Pacific collects maintenance dues from Owners based on the number of Vacation Credits owned. Currently, the annual dues are $200 for the first 6,000 Vacation Credits owned, plus approximately $46 for each additional increment of 2,000 -- 3,000 Vacation Credits owned. These dues are intended to cover operating costs, including condominium association dues at the resorts. Trendwest South Pacific pays the dues on all unsold Vacation Credits. Such payments totaled $279,000 in 2000.

     WorldMark South Pacific is governed by the Responsible Entity. Certain matters require the approval of a majority of the voting power of the Owners represented (excluding Trendwest South Pacific) to take certain actions, including (i) incurrence of capital expenditures or special assessments exceeding 5% of WorldMark South Pacific's budgeted gross expenses during any fiscal year and (ii) special assessments selling property of WorldMark South Pacific during any fiscal year with an aggregate fair market value in excess of 5% of WorldMark South Pacific's budgeted gross expenses for such year.

                                  THE RESORTS

     The following table sets forth certain information as of December 31, 2000, regarding each existing resort, planned expansion at existing resorts through 2001, and planned new resorts through 2002:

                                                                 EXISTING
                                                                  UNITS
                                                     DATE           IN       PLANNED    TOTAL UNITS
  EXISTING RESORTS            LOCATION          CONTRIBUTED(A)   SERVICE    EXPANSION   ANTICIPATED   RCI RATING(B)
  ----------------            --------          --------------   --------   ---------   -----------   -------------
ARIZONA
  Pinetop              Pinetop/Lakeside         August 1999          60          --           60       Gold Crown
  Vistoso              Tucson                   December 1999       110          --          110       Gold Crown
AUSTRALIA
  Gold Beach(c)        Caloundra, QLD           June 2000             9          --            9          (d)
  Calypso Plaza(c)     Coolangatta, QLD         April 2000           10          --           10          (d)
  Trinity Links(c)     Cairns, QLD              August 2000          12          --           12          (d)
BRITISH COLUMBIA
  Sundance             Whistler                 February 1992        25          --           25       Gold Crown
  Cascade Lodge        Whistler                 September 1999       42          --           42       Gold Crown
  The Canadian         Vancouver                April 2000           42          --           42       Gold Crown
CALIFORNIA
  North Shore Estates  Bass Lake                October 1991         61          --           61       Gold Crown
  Beachcomber          Pismo Beach              April 1993           20          --           20       Gold Crown
  Palm Springs         Palm Springs             July 1995            64          --           64       R.I.D.
  Big Bear             Big Bear Lake            April 1996           58          57          114       Gold Crown
  Clear Lake           Nice                     July 1998            88          --           88       Gold Crown
  Angels Camp          Angels Camp              September 1998      100          11          111       Gold Crown
  Marina               Monterey Bay             November 1999        33          --           33       Gold Crown
COLORADO
  Steamboat Springs    Steamboat Springs        December 2000        29          --           29       Gold Crown
FIJI
  Denarau Island(e)    Denarau Island           December 1999        76          --           76       Gold Crown
HAWAII
  Valley Isle          Maui                     April 1990           14          --           14       Gold Crown
  Kapaa Shores         Kauai                    July 1991            49          --           49       Gold Crown
  Kona                 Hawaii                   November 1997        64          --           64       Gold Crown
IDAHO
  Coeur D'Alene        Coeur D'Alene            September 2000       40          --           40          (f)
MEXICO
  Coral Baja           San Jose del Cabo        November 1994       136          --          136       Gold Crown
  Rosarita Beach       La Paloma                August 2000          37          --           37          (f)
MISSOURI
  Lake of the Ozarks   Ozarks                   December 2000        42          28           70          (f)
NEVADA
  Lake Tahoe           Stateline                January 1991         50          --           50       R.I.D.
  Las Vegas            Las Vegas                December 1996        42          --           42       Gold Crown
  Reno                 Reno                     November 2000        63          --           63          (f)
OREGON
  Eagle Crest          Redmond                  September 1989       81          --           81       Gold Crown
  Gleneden Beach       Lincoln City             March 1996           80          --           80       Gold Crown
  Running Y Ranch      Klamath Falls            February 1997        81          --           81       Gold Crown
  Schooner Landing     Newport                  September 1997       13(g)       --           13       Gold Crown
  Depoe Bay            Depoe Bay                April 1999           54          56          110       Gold Crown

                                                                 EXISTING
                                                                  UNITS
                                                     DATE           IN       PLANNED    TOTAL UNITS
  EXISTING RESORTS            LOCATION          CONTRIBUTED(A)   SERVICE    EXPANSION   ANTICIPATED   RCI RATING(B)
  ----------------            --------          --------------   --------   ---------   -----------   -------------
UTAH
  Wolf Creek           Eden                     June 1998            71(h)       --           71       Gold Crown
  Harbor Village       Bear Lake                January 1999         26          --           26       Gold Crown
  St. George           St. George               December 2000        20          39           59          (f)
WASHINGTON
  Lake Chelan Shores   Chelan                   August 1990          13          --           13       Gold Crown
  Surfside             Long Beach               September 1991       25          --           25       R.I.D.
  Discovery Bay        Sequim                   January 1992         46          --           46       Gold Crown
  Park Village         Leavenworth              July 1992            72          --           72       Gold Crown
  Mariner Village      Ocean Shores             June 1994            32          --           32       Gold Crown
  Birch Bay            Blaine                   January 1995        103          --          103       Gold Crown

                                                                 EXISTING
                                                                  UNITS
                                                   EXPECTED         IN       PLANNED    TOTAL UNITS
   PLANNED RESORTS            LOCATION            COMPLETION     SERVICE    EXPANSION   ANTICIPATED
   ---------------            --------            ----------     --------   ---------   -----------
  Branson              Branson, MO              January 2001         --          80           80
  Horizon              Port Stephens, New       February 2001        --          10           10
                       South Wales, Australia
  Bison Town           Bison Town, AZ           March 2001           --          41           41
  Kihei                Maui, HI                 August 2001          --         199          199
  Oceanside            Oceanside, CA            October 2001         --         139          139
  Las Vegas            Las Vegas, NV            February 2002        --         209          209
  Solvang              Solvang, CA              July 2002            --          75           75
  South Lake Tahoe     Lake Tahoe, NV           September 2002       --          51           51
  Victoria             Victoria, B.C.           October 2002         --          91           91
                                                                  -----       -----        -----
         Total                                                    2,093       1,086        3,179
                                                                  =====       =====        =====

---------------
(a) The dates in this column indicate, for each resort, the month and year in which the first completed units at such resort were transferred to WorldMark USA or WorldMark South Pacific. At certain resorts, additional units were transferred to WorldMark at later dates.

(b) Gold Crown and Resort of International Distinction ("R.I.D.") are resort ratings awarded annually by RCI. As of December, 2000 approximately 13% of the resorts reviewed by RCI received a Gold Crown rating, the highest rating awarded by RCI, and approximately 20% of the resorts reviewed by RCI received an R.I.D. rating, the second-highest rating awarded by RCI.

(c) These units are deeded to WorldMark South Pacific Club.

(d) The units in WorldMark South Pacific participate in the exchange network with Interval International and are not rated by RCI.

(e) 66 units were deeded to WorldMark and 10 units deeded to WorldMark South Pacific.

(f) This resort has not yet been rated by RCI.

(g) The Company purchased 659 weeks of time per year from Schooner's Landing and deeded the rights to this time to WorldMark. This is equivalent to 13 condominium units.

(h) The Company purchased 490 weeks of time per year from Wolf Creek and deeded the rights to this time to WorldMark. This is equivalent to 9 condominium units. The remaining 62 units were constructed by the Company.

SALES AND MARKETING

     The Company's sales of Vacation Credits primarily occur at twenty-two off-site sales offices located in metropolitan areas in seven regions, including the South Pacific. The remainder of the Company's sales of

Vacation Credits occur at thirteen on-site sales offices. Fractional Interest sales activity occurred on-site at the Depoe Bay resort in Depoe Bay, Oregon. In 2000, 80% of the Company's Vacation Credit sales were generated by off-site sales offices.

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

     Printed information regarding Trendwest and The Clubs' properties, as well as the rights and obligations of Owners, is provided to each prospective member before Vacation Ownership Interests are sold. Prior to finalizing a sale, each new Owner meets with one of the Company's developer representatives to discuss the new Owner's reasons for joining and to review the rights and obligations of Owners. The purpose of this meeting is to allow prospective Owners to review their proposed commitment in an environment separate from the sales process.

     Under the laws of each state where the Company sells Vacation Ownership Interests, each purchaser has a right to rescind the purchase for a period ranging from three to fourteen calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company, depending on the state. The Company's current practice is to allow all purchasers a minimum rescission period of seven days, even if state law allows a shorter period. During 2000 and 1999, the Company had a rescission rate of 16.2% and 16.3% respectively, which is consistent with the Company's historical experience.

     Trendwest offers existing Owners cash awards for referrals of potential new Owners. The Company maintains a staff of marketing individuals who specialize in promoting referrals by existing Owners. In addition, as part of the Company's ongoing marketing efforts, it offers existing Owners the opportunity to purchase additional Vacation Credits (Upgrade Sales) generally at a discount from the current price. Owners may purchase additional Vacation Credits in increments of 1,000. Trendwest currently employs 46 sales representatives who specialize in Upgrade Sales. Sales of Vacation Credits from the Company's owner referral program and Upgrade Sales contributed in the aggregate approximately 28.7% and 27.6% of the Company's net Vacation Credit sales in 2000 and 1999, respectively.

CUSTOMER FINANCING

     Since an important component of the Company's sales strategy is the affordability of Vacation Credits, the Company believes that a significant portion of its sales will continue to be financed by the Company. In 2000, the average new Owner purchased approximately 6,622 Vacation Credits for a purchase price of approximately $9,193 and the Company financed approximately 88% of the aggregate purchase price of Vacation Credits sold to new Owners with an average new Note Receivable of approximately $8,114. During 2000, the aggregate amount of Notes Receivable generated in connection with the sale of Vacation Credits to new Owners was approximately $221.0 million. Both Vacation Credit and Fractional Interest sales require a down payment of at least 10% of the purchase price. Notes Receivable relating to Vacation Credit sales have a term of up to seven years at interest rates of 13.9% or 14.9%. Notes Receivable relating to Fractional Interest sales have a term of up to ten years at interest rates of up to 11.9%.

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

     At December 31, 2000, an aggregate of $502.8 million of Notes Receivable were outstanding, of which approximately $95.6 million with a weighted average interest rate of 14.1% per annum had been retained by the Company. The balance of approximately $407.2 million of Notes Receivable had been sold by the Company prior to that date. The Company retains limited recourse liability for Notes Receivable sold. The Company may continue to sell a substantial amount of its Notes Receivable. See "Liquidity and Capital Resources -- Corporate Finance", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Risk Factors -- Risks Associated with Customer Financing."

     Notes Receivable become delinquent when a scheduled payment is 30 days or more past due and reservation privileges are suspended when a scheduled payment is 60 days or more past due. At December 31, 2000, approximately $11.5 million, or 2.29% of the Company's total receivables portfolio of $502.8 million, including Notes Receivable previously sold by the Company, were past due 60 days or more. The Notes Receivable are secured by a security interest in the related Vacation Credits or Fractional Interest. The Company's practice has been to continue to accrue 30 days of interest on Notes Receivable until such accounts are deemed uncollectible (generally when the receivable becomes 180 days past due), at which time the Company writes off such Notes Receivable and reverses any interest that had been accrued, reclaims the related Vacation Credits that secure such Notes Receivable and returns such Vacation Credits to inventory as available for resale. In the event of default of a Fractional Interest, the Company would foreclose on the title and re-market the interest.

     The Company maintains an allowance for doubtful accounts in respect of the Notes Receivable owned by the Company and an allowance for recourse liability in respect of the Notes Receivable that have been sold by the Company. The aggregate amount of these allowances, excluding sales reversals, at December 31, 2000 and 1999 were $38.9 million and $28.4 million, respectively, representing approximately 7.7% and 7.3%, respectively, of the total portfolio of Notes Receivable at those dates, including the Notes Receivable that had been sold by the Company. The increase in the provision as a percentage of the total portfolio reflects sales growth in new sales offices with expected default rates higher than the Company's historical average. No assurance can be given that these allowances will be adequate, and if the amount of the Notes Receivable that is ultimately written off materially exceeds the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected.

     The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Note Receivable origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends. The Company also utilizes experience factors of more mature sales sites in establishing the allowance for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the reclaimed credits associated with such charge-offs to inventory. At December 31, 2000 and 1999, 2.29%
and 1.91%, respectively, of the Company's total receivables portfolio of $502.8 million and $389.9 million, respectively, were more than 60 days past due (with reservation privileges suspended).

LOAN SERVICING

     Sage Systems, Inc. ("Sage"), a licensed escrow company, has been the servicer of the Company's entire portfolio of Notes Receivable under an Escrow Agreement with the Company. Under the Escrow Agreement, contracts for the sale of Vacation Credit and Fractional Interest sales by the Company, and the monthly contract payments from such sales, are placed in escrow with Sage. Sage disburses the escrowed funds to the Company, in the case of Notes Receivable owned by the Company, or to the Trustees of the Company's Notes Receivable, in the case of Notes Receivable sold by the Company (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Corporate Finance"). Effective January 2, 2001, the Company terminated its relationship with Sage and began performing the note servicing function in-house. In conjunction with terminating Sage, the Company outsourced the lockbox function to KeyBank, National Association and engaged Wells Fargo Minnesota, National Association, ("Wells Fargo") as the Collection Account Agent over the lockbox and as custodian of the receivables documents. The Company, as servicer, is responsible for the maintenance of the Accounts Receivable file, all billing and collection activities, including daily disbursements of collected funds to the Trustees of the various securitizations. In addition, the Company handles billing inquiries and all other personal interaction with the Owners.

PROPERTY OWNERSHIP

  (i) Vacation Credits

     Unlike many "right-to-use" timeshare operations in which a developer sells timeshare interests in properties it owns, the Company does not own the properties designated for timeshare use. Rather, when the Company purchases resort property, it vests the title to the property in The Clubs free and clear of any debt encumbrance. With respect to property developed by the Company, the Company may initially obtain title in the undeveloped property and then deed the developed resort property to The Clubs. At the time the Company vests title to the property in WorldMark, a "Declaration of Vacation Owner Program" is recorded against the property. This declaration establishes the usage rights of Owners as a covenant on title, thus protecting those rights against the effect of any future encumbrance. This ownership structure is designed to protect the timeshare usage rights of the Owners and comply with statutory regulations. Title to the properties in WorldMark South Pacific is held by a third party custodian for the benefit of the Owners. This preserves the title against future encumbrance and protects the Owners usage rights.

     The Company transfers, or arranges for the seller of the property to transfer, title to the property to The Clubs in return for Vacation Credits. The Company maintains the exclusive right to sell Vacation Credits against the deeded properties. The Clubs are contractually prohibited from revoking such rights or transferring them to another party.

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

     As of December 31, 2000, WorldMark had a reserve for replacement costs of approximately $16.0 million for all depreciable assets (e.g., furniture, appliances, carpeting, roofs and decks) of the WorldMark resorts. At December 31, 2000, WorldMark South Pacific had a reserve for replacement costs of approximately $49,000. In those WorldMark resorts where The Clubs own only a small percentage of the units in a complex and belongs to an independent homeowners' association, the dues paid to such association by The Clubs are partially used to provide adequate reserves for replacement costs relating to such properties.

  (ii) Fractional Interests

     Fractional Interests represent deeded intervals in condominium units. The purchaser of a Fractional Interest owns an equal share of the condominium and pays maintenance dues to a Homeowner's Association made up of other Fractional Owners.

     Fractional Owners have been deeded specific weeks of time spaced evenly throughout the year. The current Fractional Project at Depoe Bay in Oregon are 13th shares. Each share represents four one-week intervals thirteen weeks apart. These intervals rotate forward one week each year allowing a Fractional Owner to have access to every calendar week over a thirteen year period. There were no sales of Fractional Interests in 2000.

PARTICIPATION IN VACATION INTERVAL EXCHANGE NETWORKS

     The Company believes that the sale of its Vacation Ownership products is made more attractive by the Company's participation in the vacation interval exchange networks operated by Resort Condominiums International, LLC (RCI) and Interval International (II). U.S. Vacation Credit Owners participate in RCI; Fractional Interest Owners and South Pacific Owners participate in II.

COMPETITION

     The Company is subject to significant competition from other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels. See "Risk Factors -- Competition".

EMPLOYEES

     As of December 31, 2000, Trendwest had 1,845 full-time employees. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.

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

     The Company maintains several employee benefits such as a 401(k) plan, an Employee Stock Purchase Plan which allows employees to purchase company stock through a payroll deduction, with certain provisions, at a discount and incentive stock options for certain employees.

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

DEPENDENCE ON ACQUISITIONS OF ADDITIONAL RESORT UNITS FOR GROWTH; NEED FOR ADDITIONAL CAPITAL

     The Company purchases or develops resort units for The Clubs in exchange for the exclusive right to sell the Vacation Credits assigned to these units. When the Company purchases or develops a new resort or additional units at an existing resort, the Company causes the units to be conveyed directly to The Clubs free of any monetary encumbrances, and therefore must purchase its properties without any financing secured by the properties. The Company can only sell additional Vacation Credits to the extent that it acquires or develops additional resort units for The Clubs. The Company's future growth and financial success therefore will depend to a significant degree on the availability of attractive resort locations and the Company's ability to acquire and develop additional resort units on favorable terms and to obtain additional debt and equity capital to fund such acquisitions and development. There can be no assurance that the Company will be successful in this regard. As of December 31, 2000, the Company had purchase agreements, developments in progress or plans to obtain additional resort units by the end of 2002. No assurance can be given that all of such units will be acquired or completed on a timely basis or at all. There are numerous potential buyers of resort real estate competing to acquire resort properties which the Company may consider attractive resort acquisition opportunities. There can be no assurance that the Company will be able to compete against such other buyers successfully.

     Since the Company generally finances approximately 88% of the aggregate purchase price of Vacation Credits sold to new Owners, it does not generate sufficient cash from sales to provide the necessary capital to purchase additional resort units. No assurance can be given that the Company will be able to obtain debt or equity capital through the sale or securitization of its Notes Receivable, or otherwise, in order to continue to acquire additional properties or that such future financing can be obtained on terms favorable to the Company. See "Liquidity and Capital Resources -- Corporate Finance".

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

RISKS ASSOCIATED WITH DEVELOPING MOUNTAINSTAR

     The Company is developing approximately 7,400 acres in Kittitas County located approximately 80 miles east of Seattle, Washington. The Company plans to develop the property as two separate projects: the MountainStar Master Planned Resort (MPR) and the City of Cle Elum Urban Growth Area (UGA).

     Plans for the 6,300 acre MPR include at least two golf courses, numerous recreational amenities and 4,650 dwelling units including two lodges, condominiums, cabins and vacation homes. The MPR land use plan has been approved by Kittitas County. The land use plan, as expected, has been appealed. The Company is also working on several strategies to provide adequate water to develop the proposed projects. There can be no assurance that these strategies will be successful. If the Company is unable to achieve its objectives with regards to water rights or if the land use plan is overturned on appeal, the actual development of the MPR could be materially different than outlined above.

     The 1,100 acre UGA is planned as a mixed use development including a primary home community, condominiums, an office park, a golf course and apartment units. The City of Cle Elum is scheduled to release the Draft Environmental Impact Statement in Spring, 2001. The entitlement process for the UGA is independent from the entitlement process for the MPR. If the Company is not successful in obtaining the desired entitlements for the UGA, the final development of the property could be materially different than outlined above.

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

     The Company's marketing is presently dependent on outbound telemarketing activity to contact prospects and invite guests to attend a sales presentation. Any disruption in the Company's ability to utilize outbound telemarketing, in the short term, could have a material adverse affect on attendance at sales presentations and sales volume until suitable substitute programs could be developed.

GEOGRAPHIC CONCENTRATIONS

     The Company presently sells Vacation Credits in Alaska, Arizona, California, Idaho, Missouri, Nevada, Oregon, Utah, Washington, Fiji, and Australia, primarily to residents of those areas. The Company intends to continue to sell Vacation Credits and Fractional Interests in these areas and to increase the number of its sales offices. Since most of the Company's sales offices are in the western United States, any economic downturn in this area of the country could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the appeal of becoming an Owner may decrease if the locations of The Clubs' resorts are not viewed as attractive vacation destinations.

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

RISKS ASSOCIATED WITH CUSTOMER FINANCING

     The Company obtains a security interest in the purchased Vacation Credits and Fractional Interests and it does not verify a prospective Owner's credit history for Vacation Credit sales. At December 31, 2000, an aggregate of $502.8 million of Notes Receivable were outstanding, of which approximately $95.6 million had been retained by the Company. The remaining balance of approximately $407.2 million of Notes Receivable had been sold by the Company prior to that date. The Company retains limited recourse liability for Notes

Receivable sold. This recourse is limited to the retained and residual interests in Notes Receivable sold. As of December 31, 2000 and 1999, total retained interest in Notes Receivable sold of $57,674 and $36,782, respectively, was included in Notes Receivable in the accompanying consolidated balance sheets relating to Notes Receivable sold of $407,215 and $288,950, respectively. Although it is not required to do so, the Company's historical practice has been to repurchase defaulted sold Notes Receivable up to certain limits, generally 10% to 17% of the face amount of the original balance of Notes Receivable sold.

     Notes Receivable become delinquent when a scheduled payment is 30 days or more past due and reservation privileges are suspended when a scheduled payment is 60 days or more past due. At December 31, 2000, approximately $11.5 million, or 2.29% of the Company's total receivables portfolio of $502.8 million, including Notes Receivable previously sold by the Company, were past due 60 days or more. The Notes Receivable are secured by a security interest in the related Vacation Credits or Fractional Interests. The Company's practice has been to continue to accrue interest on Notes Receivable until such accounts are deemed uncollectible, at which time the Company writes off such Notes Receivable and records an expense for any interest that had been accrued, reclaims the related Vacation Credits that secure such Notes Receivable and returns such Vacation Credits or Fractional Interests to inventory available for sale. However, the associated marketing costs and sales commissions are not recovered by the Company and these expenses must be incurred again to resell the Vacation Credits or Fractional Interests.

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

INTEREST RATE RISK

     The Company generally provides financing for a significant portion of the aggregate purchase price of Vacation Credits and Fractional interests sold at a fixed interest rate. In order to provide liquidity, the Company, through its Finance Subsidiaries, sells or securitizes its Notes Receivable. Although a significant portion of the existing financing of the Notes Receivable through the Finance Subsidiaries is at a fixed rate, if interest rates were to increase significantly, the Company's future cost of funds would also likely increase significantly. The Company has the ability to respond to rising interest rates by increasing the interest rate offered to finance Vacation Credit and Fractional Interest purchases. However, such an increase could have a material adverse effect on sales or on the percentage of Owners who finance their purchases through the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition. See
"Business -- Customer Financing" and "Liquidity and Capital
Resources -- Corporate Finance."

FOREIGN EXCHANGE RISK

     The Company is subject to foreign currency exchange rate risk when developing resort properties denominated in a foreign currency and on sales operations in the South Pacific. While the Company intends to mitigate its foreign exchange risk through swap agreements and borrowings denominated in foreign currencies, no assurance can be given that these strategies will be successful and changes in foreign currency exchange rates could therefore have a material adverse effect on the Company's business, results of operations and financial condition.

     From time to time, the Company may be exposed to losses in the event of nonperformance by the counterparties to its forward swap agreements used to hedge foreign exchange risks. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties. There were no forward swap agreements outstanding at December 31, 2000.

RISKS ASSOCIATED WITH OVERSEAS DEVELOPMENT

     The Company is subject to risks arising from developing resort properties and sales and marketing activities in the South Pacific. The Company has registered its product under Australian regulations and is currently engaged in sales operations there. Unlike the United States, Australian law requires a vacation ownership interest to be sold as a security.

     Many, if not all of the risks described herein, are potential risk factors for development activities in the South Pacific.

COMPETITION

     The Company is subject to significant competition from other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels. The top five leaders in the Vacation Ownership industry, excluding the Company, include Marriott Vacation Club International, Fairfield Communities, Westgate Resorts, and Starwood Vacation Ownership, and Silverleaf Resorts.

     Resales of Vacation Credits by Owners may compete with sales of Vacation Credits by the Company and may inhibit the Company's ability to increase the market price of Vacation Credits it sells.

REGULATION OF MARKETING AND SALES OF VACATION CREDITS; OTHER LAWS

     The Company's marketing and sales of Vacation Credits and certain of its other operations are subject to extensive regulation by the states and foreign jurisdictions in which The Clubs' resorts are located and in which Vacation Credits are marketed and sold and also by the federal government.

     State and Provincial Regulations. Most U.S. states and Canadian provinces have adopted specific laws and regulations regarding the sale of vacation interval ownership programs. Alaska, Arizona, California, Hawaii, Idaho, Missouri, Nevada, Oregon, Utah, Washington and British Columbia require the company to register WorldMark resorts, the Company's vacation program and the number of Vacation Credits available for sale in such state or province with a designated state or provincial authority. The Company must amend its registration if it desires to increase the number of Vacation Credits registered for sale in that state or province. Either the Company or the state or provincial authority assembles a detailed offering statement describing the Company and all material aspects of the project and sale of Vacation Credits. The company is required to deliver the offering statement to all new purchasers of Vacation Credits, together with certain additional information concerning the terms of the purchase. Hawaii imposes particularly stringent and broad regulation requirements for the sale of interests in interval ownership programs that have resort units located in Hawaii. The Company has incurred substantial expenditures over an extended period of time in the registration process in Hawaii and still has not completed this process. Hawaii has allowed the use of WorldMark units in Hawaii, provided that the company continues in good faith to pursue registration in Hawaii. Laws in each state where the Company sells Vacation Credits grant the purchaser from three to fourteen calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company to rescind the contract. Most states have other laws which regulate the Company's activities, such as real estate licensure laws, laws relating to the use of public accommodations, and facilities by disabled persons, sellers of travel licensure laws, anti-fraud laws, advertising laws and labor laws.

     Federal Regulations. The Federal Trade Commission has taken an active regulatory role in the Vacation Interval Ownership industry through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which the Company is or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Standards Practices Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Civil Rights Act of 1964 and 1968, the Fair Housing Act and the Americans with Disabilities Act.

     Foreign Regulation. The sale of interval ownership programs in Australia is regulated as a security by the Australian Securities and Investment Commission ("ASIC"). Trendwest South Pacific is required to provide a prospectus to potential buyers. This prospectus must be updated at least annually.

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

POSSIBLE ENVIRONMENTAL LIABILITIES

     Under various federal, state, local and foreign laws, ordinances and regulations, the owner or operator of real property generally is liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Other federal and state laws require the removal or encapsulation of asbestos-containing material when such material is in poor condition or in the event of construction, demolition, remodeling or renovation. Other statutes may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at the property. Although the Company conducts an environmental assessment with respect to the properties it acquires for The Clubs', the Company has not received a Phase I environmental report for every resort. There can be no assurance that any environmental assessments undertaken by the Company with respect to the WorldMark resorts have revealed all potential environmental liabilities, or that an environmental condition does not otherwise exist as to any one or more of The Clubs' resorts that could have a material adverse effect on the Company's business, results of operations and financial condition.

NATURAL DISASTERS; UNINSURED LOSS

     The Clubs maintain property insurance and liability insurance for the units at the resorts, with certain policy specifications, insured limits and deductibles. Certain types of losses, such as losses arising from war or military action, nuclear hazard or pollution, are generally excluded from the insurance coverage. Should an uninsured loss or loss in excess of insured limits occur, The Clubs have the option to either (i) remove such units from the Vacation Credit system, which would result in a proportional dilution of vacation time available for the Vacation Credits which have been sold, or (ii) pay the related costs of replacement. Although WorldMark's board of directors or the Responsible Entity, in the case of WorldMark South Pacific, may impose a limited amount of special assessments to pay for capital improvements or major repairs, there can be no assurance that The Clubs would be able to increase assessments to provide sufficient funds to pay for all possible capital improvements and major repairs of the units at the resorts.

     In such event, the Company may need to advance funds to The Clubs in order to maintain the quality of the resorts or The Clubs may be required to defer certain improvements or repairs. In addition, the Company may advance funds to The Clubs if they do not have sufficient funds to pay their obligations in a timely manner. See "Business -- Insurance; Legal Proceedings."

EFFECTIVE VOTING CONTROL BY MAJORITY SHAREHOLDER

     JELD-WEN owns approximately 82% of the outstanding shares of the Company's common stock. This concentration of ownership gives JELD-WEN control of the election of directors and the management and affairs of the Company and sufficient voting power to determine the outcome of all matters submitted to the shareholders for approval, including mergers, consolidations and the sale of all, or substantially all, of the Company's assets.

ITEM 2. PROPERTIES

     The Company owns its corporate headquarters in Redmond, Washington, and leases office space at various locations for sales offices, regional administration and marketing purposes. The Company also owns some condominiums at WorldMark properties that are used for sales and marketing purposes. The Company believes that these facilities along with additional leased office space will be sufficient to meet the Company's needs for the foreseeable future.

     In the ordinary course of business, the Company purchases property for development and deeds said property to The Club(s) upon completion of the project. See "Business -- WorldMark".

ITEM 3. LEGAL PROCEEDINGS

     The Company is not aware of any material legal proceedings pending against it. The Company may be subject to claims and legal proceedings from time to time in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     There were no matters submitted to a vote of the Company's equity holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is quoted on the Nasdaq National Market under the symbol "TWRI". The following table sets forth for the periods indicated, the high and low sales price for Common Stock, as quoted on the Nasdaq National
Market:

                                                              HIGH      LOW
                                                              -----    -----
YEAR ENDED DECEMBER 31, 2000
First quarter...............................................  17.00    12.67
Second quarter..............................................  17.75    10.63
Third quarter...............................................  14.00    10.67
Fourth quarter..............................................  19.00    10.08
YEAR ENDED DECEMBER 31, 1999
First quarter...............................................  12.83     7.83
Second quarter..............................................  16.17    10.00
Third quarter...............................................  19.00    13.25
Fourth quarter..............................................  17.75    11.67

     On March 9, 2001, there were approximately 46 holders of record of the Company's common stock and approximately 1,745 beneficial shareholders.

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

     On February 21, 2001, the Board of Directors declared a 3 for 2 stock split for shareholders of record on March 15, 2001, payable on March 29, 2001. In accordance with generally accepted accounted principles, all share data and earnings per share figures contained in this Form 10-K have been adjusted to reflect the stock split as if it were effective for all periods presented.

ITEM 6. SELECTED FINANCIAL DATA
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)

     The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" are derived from the audited financial statements of Trendwest Resorts, Inc. and subsidiaries. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements for the Company and the notes thereto which are contained elsewhere herein. The information presented below under the captions "Operating Data" and "Selected Quarterly Financial Data" is derived from unaudited data. Share data and earnings per share figures for all periods presented have been adjusted to reflect the 3 for 2 stock split declared by the Board of Directors on February 21, 2001.

                                                         YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------------
                                       2000          1999         1998          1997          1996
                                    -----------   ----------   -----------   -----------   ----------
STATEMENT OF OPERATIONS DATA:
Revenues:
  Vacation Credit and Fractional
     Interest sales, net..........  $   293,130   $  234,315   $   170,817   $   128,835   $  100,040
  Finance income..................       15,562       15,243        13,790        11,989        7,143
  Gains on sales of notes
     receivable...................       18,903       16,265        10,959         6,582        5,673
  Resort management services......        4,763        3,710         2,328         2,032        1,501
  Other...........................        5,280        4,593         3,063         2,149        2,552
                                    -----------   ----------   -----------   -----------   ----------
          Total revenues..........      337,638      274,126       200,957       151,587      116,909
                                    -----------   ----------   -----------   -----------   ----------
Costs and operating expenses:
  Vacation Credit and Fractional
     Interest cost of sales.......       74,714       68,611        48,059        34,569       27,400
  Resort management services......        1,759        1,656         1,399         1,108          859
  Sales and marketing.............      137,752      104,952        83,347        59,448       47,810
  General and administrative......       31,686       25,234        17,180        13,449       10,904
  Provision for doubtful accounts
     and recourse liability.......       21,148       16,100        11,865         9,077        7,467
Interest..........................          479          442           353         1,739        2,445
                                    -----------   ----------   -----------   -----------   ----------
          Total costs and
            operating expenses....      267,538      216,995       162,203       119,390       96,885
                                    -----------   ----------   -----------   -----------   ----------
Income before income taxes........       70,100       57,131        38,754        32,197       20,024
  Income tax expense..............       27,241       22,258        14,723        11,588        7,348
                                    -----------   ----------   -----------   -----------   ----------
Net income........................  $    42,859   $   34,873   $    24,031   $    20,609   $   12,676
                                    ===========   ==========   ===========   ===========   ==========
Net income per share of common
  stock:
  Basic...........................  $      1.69   $     1.36   $       .92   $       .88   $     0.59
  Diluted.........................  $      1.68   $     1.35   $       .92   $       .88   $     0.59
Shares used in computing net
  income per share of common
  stock:
  Basic...........................   25,372,062   25,694,850    26,119,227    23,394,629   21,625,674
  Diluted.........................   25,454,527   25,765,431    26,125,037    23,394,629   21,625,674
OPERATING DATA:
Number of Resorts (at end of
  period).........................           41           31            24            22           19
Number of units (at end of
  period).........................        2,093        1,635         1,272           928          746
Number of Vacation Credits sold
  (in thousands)..................      215,115      165,829       131,058        99,911       82,270
Average price per Vacation Credit
  sold............................  $      1.36   $     1.34   $      1.28   $      1.27   $     1.24
Average cost per Vacation Credit
  sold............................  $      0.35   $     0.37   $      0.37   $      0.35   $     0.33
Number of Owners (at end of
  period).........................      112,384       87,432        67,982        51,778       38,997
Average purchase price for new
  Owners..........................  $     9,193   $    8,855   $     8,477   $     8,507   $    8,432

                                                         YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------------
                                       2000          1999         1998          1997          1996
                                    -----------   ----------   -----------   -----------   ----------
BALANCE SHEET DATA:
Cash, including restricted cash...  $     7,605   $    4,747   $     2,360   $     1,289   $      802
Total assets......................      347,005      209,963       198,498       151,750       89,330
Indebtedness to JELD-WEN..........       18,150           --         5,688         1,947       21,316
Other indebtedness................       60,137        3,900        30,000            --        1,055
Shareholders' equity..............      207,443      173,715       141,262       122,125       49,744

SELECTED QUARTERLY FINANCIAL DATA

                                                                2000 QUARTERS ENDED
                                                 --------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 --------    -------    ------------    -----------
Total revenue..................................  $73,544     82,198        94,977         86,919
Total costs and operating expenses.............   57,494     64,057        76,127         69,861
Net income.....................................    9,670     10,952        11,550         10,687
Net income per Common Share
  Basic........................................  $   .38        .43           .46            .42
  Diluted......................................  $   .38        .43           .45            .42

                                                               1999 QUARTERS ENDED
                                                --------------------------------------------------
                                                MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                --------    -------    ------------    -----------
Total revenue.................................  $59,905     $73,295      $71,994         $69,282
Total costs and operating expenses............   46,408      57,850       57,422          55,665
Net income....................................    8,144       9,510        8,864           8,355
Net income per common share:
  Basic.......................................  $   .32     $   .37      $   .35         $   .33
  Diluted.....................................  $   .32     $   .37      $   .34         $   .32

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

OVERVIEW

     The Company markets, sells and finances timeshare ownership interests in the form of Vacation Credits and Fractional Interests and acquires, develops and manages the WorldMark and WorldMark South Pacific Resorts. The Company derives revenue primarily from the sale of Vacation Credits and Fractional Interests, from the financing of Vacation Credits and Fractional Interests and from management fees generated from its management agreement with The Clubs.

     Vacation Credit, Fractional Interests and Upgrade Sales are recognized on the accrual basis after the Company has received an executed sales contract and a minimum 10% down payment, and the rescission period (generally three to fourteen days) has passed. Until both of these conditions are met, the customer has no membership rights in The Clubs. In instances where the Company finances an Upgrade Sale and the customer does not make an additional cash down payment of at least 10% of the Upgrade Sale, the Company uses the installment method to recognize revenue. Under the installment method, gross profit on such Upgrade Sale is deferred and thereafter recognized in relation to each principal payment received. Revenue is fully recognized on the Upgrade Sale when the principal collected related to the Upgrade Sale totals 10% of the amount of the Upgrade sale. In 2000, 76.1% of Upgrade Sales had the additional 10% cash down payment, as compared to 72% in 1999.

     The Company acquires or develops additional resort units for The Clubs and contributes those units to The Clubs free of monetary encumbrances, thereby creating additional Vacation Credits for sale by the Company. The Company also acquires or develops resort units for Fractional Interest sales. These units are not contributed to The Clubs. The Company assigns each resort unit a specific number of Vacation Credits based on its vacation use value relative to existing resort units. Acquisition and construction costs associated with the resort units are recorded as inventory. Vacation Credit and Fractional Interest cost of sales are allocated as sales are recognized.

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

     The Company is currently working through the final entitlement process on the MountainStar project and is capitalizing all direct costs and interest incurred relating to the development. The Company does not anticipate generating revenue from the project during 2001.

RESULTS OF OPERATIONS

  Comparison of the year ended December 31, 2000, to the year ended December 31, 1999

     For the year ended December 31, 2000, the Company achieved total revenues of $337.6 million compared to $274.1 million for the year ended December 31, 1999, an increase of 23.2%. The principal reasons for the overall improvement was Vacation Credit sales increasing 32.6% to $293.1 million for the year ended December 31, 2000, from $221.0 million for the year ended December 31, 1999, and additional gains on sales of Notes Receivable. Total revenue in 2000 and 1999 included Fractional Interest Sales of $0 and $13.3 million, respectively. The increase in Vacation Credit sales was primarily the result of an increase in Vacation credits sold to 215.1 million for the year ended December 31, 2000, from 165.8 million for the year ended December 31, 1999, a 29.7% increase. The increase in Vacation Credits sold was largely attributable to the maturation of four sales offices opened in 1999, the opening of eleven new sales offices during 2000, continued strong improvement at more mature sales offices, and considerably increased Upgrade sales. The following table summarizes the sales offices opened during 2000:

                     LOCATION                           OPENED      ON/OFF SITE
                     --------                           ------      -----------
Oceanside, CA.....................................  January, 2000    Off-site
Pinetop, AZ.......................................  February, 2000    On-site
Fiji*.............................................    March 2000      On-site
Novato, CA........................................     May 2000      Off-site
Las Vegas, NV.....................................    May, 2000      Off-site
St. Louis, MO.....................................    May, 2000      Off-site
St. George, UT....................................    June, 2000      On-site
Brisbane 1, QLD*..................................    June, 2000     Off-site
Brisbane 2, QLD*..................................  October, 2000    Off-site
Reno, NV..........................................  November, 2000    On-site
Fairbanks, AK.....................................  December, 2000   Off-site

---------------
* Trendwest South Pacific sales offices

     Revenues from Upgrade Sales increased 43.6% to $43.5 million for the year ended December 31, 2000, from $30.3 million for the year ended December 31, 1999 due to the continued growth of resorts, the Owners' continued satisfaction with the WorldMark product and effective sales efforts. The average price per Vacation Credit sold increased to $1.36 for the year ended December 31, 2000, from $1.34 for the year ended December 31, 1999, reflecting the increase in the selling price of Vacation Credits for new sales effective July 1, 2000, and in the selling price of Upgrade Vacation Credits effective September 1, 2000.

     Finance income increased 2.6% to $15.6 million for the year ended December 31, 2000, from $15.2 million for the year ended December 31, 1999. Finance income increased at a smaller rate compared to prior years because of the lower average on-balance sheet receivables balances resulting from increased sales of Notes Receivable. In addition, after an analysis of the discount rates used in calculating the residual interest in notes receivable sold, the Company increased the discount rate from 12.25% to 13.50%. This resulted in a negative mark-to-market adjustment on the residual interest and a corresponding charge to finance income.

     Gains on sales of Notes Receivable increased 16.0% to $18.9 million for the year ended December 31, 2000, from $16.3 million for the year ended December 31, 1999. This reflects a similar increase in the principal balance of Notes Receivable sold in 2000, up 35.5% to $211.8 in 2000 from $156.3 million in 1999. In November 2000, the Company completed a $163.0 million asset backed securitization to fix interest rates on a significant portion of the Notes Receivable portfolio. The securitization reduced the Company's interest rate risk in the future, if interest rates were to increase.

     Vacation Credit and Fractional Interest cost of sales increased to $74.7 million for the year ended December 31, 2000, from $68.6 million for the year ended December 31, 1999, an increase of 8.9%. As a percentage of Vacation Credit and Fractional Interest sales, Vacation Credit and Fractional Interest cost of sales decreased to 25.5% for the year ended December 31, 2000, from 29.3% for the year ended December 31, 1999. This decrease is due to the higher product cost of the Fractional interest sales recognized in 1999, as well as below-average product cost for the Fiji and Vistoso projects completed in 2000.

     Sales and marketing costs increased 31.2% to $137.8 million for the year ended December 31, 2000, from $105.0 million for the year ended December 31, 1999. As a percentage of Vacation Credit and Fractional Interest sales, sales and marketing costs increased to 47.0% for the year ended December 31, 2000, from 44.8% for the year ended December 31, 1999. This increase is attributable to two factors. First, the Fractional Interest sales in 1999 had lower sales and marketing costs which are offset by higher product cost. Second, the start-up costs for the eleven sales offices opened in 2000 were all absorbed during the year, and these sales offices have a lower closing rate during their start-up phase than our seasoned offices, which increases marketing costs as a percentage of sales. The sales closing percentages of these offices showed improvement throughout the year, and these offices are expected to be strong revenue contributors in the first quarter of 2001.

     General and administrative expenses increased 25.8% to $31.7 million for the year ended December 31, 2000, from $25.2 million for the year ended December 31, 1999. As a percentage of total revenues, general and administrative expenses increased to 9.4% for the year ended December 31, 2000, from 9.2% for the year ended December 31, 1999. This increase is the result of increases in the infrastructure, both at the Corporate and Regional levels, to support the continued growth of the Company and fully expensing start-up costs for the new regions and sales offices opened during the year.

     Provision for doubtful accounts and recourse liability increased 31.1% to $21.1 million for the year ended December 31, 2000, from $16.1 million for the year ended December 31, 1999. As a percentage of Vacation Credit and Fractional Interest sales, the provision increased to 7.2% versus 6.9% in 1999. This increase was the result of a higher mix of sales in newer sales offices with expected default rates higher than the Company's historical experience.

  Comparison of the year ended December 31, 1999, to the year ended December 31, 1998

     For the year ended December 31, 1999, the Company achieved total revenues of $274.1 million compared to $201.0 million for the year ended December 31, 1998, an increase of 36.4%. The principal reasons for the overall improvement was Vacation Credit sales increasing to $221.0 million for the year ended December 31, 1999, from $170.8 million for the year ended December 31, 1998, Fractional Interest Sales of $13.3 million and additional gains on sales of Notes Receivable. The Fractional Interest sales program commenced pre-selling of Fractional Interests at the Depoe Bay resort on the Oregon Coast in October 1998. The Company exercised its purchase option in April of 1999, and began recognizing revenue from the pre-sales at that time and competed the sale of all 377 interests by October, 1999. The increase in Vacation Credit sales was primarily the result of an increase in Vacation credits sold to 165.8 million for the year ended December 31, 1999, from 131.1 million for the year ended December 31, 1998, a 26.5% increase. The increase in Vacation Credits sold was largely attributable to the maturation of seven sales offices opened in 1998, opening four new sales offices during 1999, continued strong improvement at more mature sales offices and increased Upgrade sales. The following table summarizes the sales offices opened during 1999:

                     LOCATION                           OPENED       ON/OFF SITE
                     --------                           ------       -----------
Bear Lake, UT.....................................    July, 1999       On site
Vistoso, AZ.......................................   August, 1999      On-site
Anchorage, AK.....................................  September, 1999   Off-site
Boise, ID.........................................  November, 1999    Off-site

     Revenues from Upgrade Sales increased 22.7% to $30.3 million for the year ended December 31, 1999, from $24.7 million for the year ended December 31, 1998, due to the continued growth of resorts, the Owners' continued satisfaction with the WorldMark product and effective sales efforts. The average price per Vacation Credit sold increased to $1.34 for the year ended December 31, 1999 from $1.28 for the year ended December 31, 1998, reflecting the increase in the selling price of vacation credits effective June 28, 1999.

     Finance income increased 10.1% to $15.2 million for the year ended December 31, 1999, from $13.8 million for the year ended December 31, 1998. Gains on sales of Notes Receivable increased 48.2% to $16.3 million for the year ended December 31, 1999, from $11.0 million for the year ended December 31, 1998. This reflects a similar increase in the principal balance of Notes Receivable sold in 1999, up 49.4% to $156.3 in 1999, from $104.6 million in 1998. In August 1999, the Company completed a $160 million asset backed securitization to fix interest rates on a significant portion of the Notes Receivable portfolio. The securitization reduced the Company's interest rate risk in the future, if interest rates were to increase. Both gains on sales of Notes Receivable and finance income were negatively impacted during the year because of rising interest rates reducing the net interest spread.

     Vacation Credit and Fractional Interest cost of sales increased to $68.6 million for the year ended December 31, 1999, from $48.1 million for the year ended December 31, 1998, an increase of 42.6%. As a percentage of Vacation Credit and Fractional Interest sales, Vacation Credit and Fractional Interest cost of sales increased to 29.3% for the year ended December 31, 1999, from 28.2% for the year ended December 31, 1998. This increase is due to Fractional interest sales which have a higher product cost offset by lower sales and marketing costs.

     Sales and marketing costs increased 26.1% to $105.0 million for the year ended December 31, 1999, from $83.3 million for the year ended December 31, 1998. As a percentage of Vacation Credit and Fractional Interest sales, sales and marketing costs decreased to 44.8% for the year ended December 31, 1999, from 48.8% for the year ended December 31, 1998. This decrease is attributable to several factors. First, Fractional Interest sales have lower sales and marketing costs which are offset by higher product cost. Second, the seven sales offices opened in 1998 continue to season and all have higher sales closing percentages in 1999, which reduces marketing costs as a percentage of sales. Finally, the Company's more mature sales offices continued to perform strongly in terms of sales closing percentages.

     General and administrative expenses increased 46.5% to $25.2 million for the year ended December 31, 1999, from $17.2 million for the year ended December 31, 1998. As a percentage of total revenues, general and administrative expenses increased to 9.2% for the year ended December 31, 1999, from 8.6% for the year ended December 31, 1998. This increase is the result of increases in the infrastructure, both at the Corporate and Regional levels, to support the continued growth of the Company; increased expenditures in Information Systems to remediate the Year 2000 issue and start-up costs for the Midwest, Las Vegas and South Pacific regions.

     Provision for doubtful accounts and recourse liability increased 38.7% to $16.1 million for the year ended December 31, 1999, from $11.9 million for the year ended December 31, 1998. As a percentage of Vacation Credit and Fractional Interest sales, the provision remained comparable at 6.9% and 7.0% in 1999 and 1998, respectively.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company generates cash from operations from down payments on sales of Vacation Credits and Fractional Interests which are financed, cash sales of Vacation Credits and Fractional Interests, management fees, principal and interest on Notes Receivable, proceeds from sales of Notes Receivable and borrowings on its $60.0 million unsecured line of credit. The Company also generates cash on the interest differential between the interest charged on the Notes Receivable and the interest paid on Notes Receivable sold.

     During the year ended December 31, 2000, net cash used in operating activities was $47.9 million. Cash flows from operating activities resulted primarily from the sale and repayment of Notes Receivable of $269.7 million and net income of $42.9 million. Cash used in operating activities was principally due to issuance of Notes Receivable of $261.0 million to finance the purchase of Vacation Credits, purchases of Notes Receivable of $22.2 million, the acquisition and continuing development of the MountainStar development of $37.2 million, and an increase in inventory of $60.4 million due to additional construction in progress to meet increasing sales demand. Inventory levels in 1999 were unusually low, requiring additional expenditures in 2000.

     Cash used in investing activities for the year ended December 31, 2000, was $6.6 million. Cash used in investing activities was the result of purchases of furniture, fixtures and data equipment to support the Company's expansion to support the growth of the Company.

     Net cash provided by financing activities for the year ended December 31, 2000, was $53.4 million. Cash provided by financing activities was principally the result of increased borrowings under the Company's Bank line of credit and other of $48.4 million, the issuance of a mortgage payable secured by the Company's corporate headquarters of $11.7 million, and issuance of common stock of $0.6 million. Cash used in financing activities was principally the result of a $1.4 million decrease in due to Parent and $5.9 million to repurchase common stock.

     The Company continually needs to acquire and develop additional resort units for The Clubs in order to provide additional Vacation Credits for sale by the Company and to provide a greater variety of resort locations for Owners. The continued growth of the Company and increase in the owner base allows for the development of larger resorts which provides certain economies of scale to the Company and to The Clubs from an operating cost standpoint. The permitting process for larger resorts can be lengthy at times and necessitates the need to acquire land as much as 18 to 36 months before a resort is completed. The Company's investment in inventory increased 128.5% to $104.2 million at December 31, 2000, from $45.6 million at December 31, 1999. At December 31, 2000, there were 14 resort projects in various stages of development, including resorts larger in scale than historical experience. Inventory levels in 1999 were too low to sustain future growth, requiring additional investments in more resort development projects in 2000, as well as in standing inventory.

     At December 31, 2000, there were 51.5 million Vacation Credits available for sale. With the completion of current projects in progress, the acquisition of new resorts and the expansion of existing resorts, the Company believes it will have an adequate supply of credits available to meet its planned growth through the early part of the year 2002. Since all Vacation Credits have the same use rights and the same listed selling price, the Company does not experience a buildup of inventory of less desirable resort units or interval dates which are difficult to sell.

     Since completed units at various resort properties are acquired or developed in advance and a significant portion of the purchase price of Vacation Credits is financed by the Company, the Company continually needs funds to acquire and develop property, to carry Notes Receivable contracts and to provide working capital. The Company has historically secured additional funds through the sale of Notes Receivable through the Finance Subsidiaries, borrowings on the $85 million line of credit and loans from the Parent. See "Risk Factors -- Dependence on Acquisitions of Additional Resort Units for Growth; Need for Additional Capital."

CORPORATE FINANCE

OVERVIEW

     The Company generates cash for resort development activities and general operating purposes from the sale of Notes Receivable. Notes Receivable are sold to short-term warehouse facilities monthly. These sales are done at variable interest rates (currently commercial paper rates plus 60 basis points). The warehouse facility is used to accumulate an efficient size of contracts (generally $125 million to $175 million) for a private placement. Once an adequate size is reached, a private placement of the Notes Receivable previously sold is undertaken. The proceeds from the private placement are used to pay down the warehouse facility and fix interest rates at the time of the placement so that the Company is match funded on that portion of the Receivables portfolio.

     The Company uses its bank line of credit to fill cash needs in between sales of Notes Receivable to the warehouse facility. In addition, a mortgage on the Company's corporate headquarters allowed the Company to fix interest rates on core borrowings of $11.7 million.

  (i) Warehouse Facilities

     TW Holdings II, Inc. (TW II) was organized in April 1999 to purchase Notes Receivable. TW II entered into a $75 million, 364-day Receivables Purchase Agreement (Agreement). In November, 2000, the Company chose to terminate the revolving commitment. In conjunction with the private placement completed in November 2000, the sold Notes Receivable were acquired by TRI Funding IV and the credit facility was retired. The corporation will be dissolved in 2001.

     TW Holdings III, Inc. (TW III), a wholly-owned special purpose finance Company, was formed in January 2000. At the same time, the Company entered into a 364-day, $75.0 million Receivables Warehouse Facility ("Facility") funded by a commercial paper conduit. On August 9, 2000, the Company amended its agreement to increase the Facility to $150 million. As of December 31, 2000, total Notes Receivable of $47.4 million were outstanding and transferred through TW III. TW III's credit agreement is subject to annual renewals with the present commitment expiring on January 15, 2002. In the event of non-renewal of the commitment, the Company would not be able to sell additional Notes Receivable to TW III.

  (ii) Private Placements

     In 1996, the Company sold through Trendwest Funding I, certain Notes Receivable to a limited liability corporation (LLC) in exchange for cash, a subordinated note payable from the LLC and a residual interest in the excess cash flows of the LLC. The LLC issued $70.0 million of senior notes, series 1996-1 to private institutional investors. The notes were rated "A" by Fitch IBCA, Inc., and were issued at a fixed rate of 7.42%.

     In March 1998, the Company formed a wholly-owned special purpose company, Trendwest Funding II, Inc (TRI Funding II). At the same time, the Company sold certain Notes Receivable to TRI Funding II for cash, a subordinated note payable from TRI Funding II and a residual interest in the excess cash flows of TRI Funding II. TRI Funding II issued $130.4 million in two classes of senior and subordinated notes to institutional investors. The 1998-1, Class A notes were issued for $125.0 million and the 1998-1, Class B notes were issued for $5.4 million. The Class A notes and Class B notes were rated "A" and "BBB" by Fitch IBCA, Inc., and were issued at fixed rates of 6.88% and 7.98%, respectively.

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

     In November 2000, the Company formed TRI Funding IV, Inc. (TRI Funding IV), a special purpose finance company. At the same time, the Company sold certain Notes Receivable to TRI Funding IV for cash, a subordinated note payable from TRI Funding IV and a residual interest in the excess cash flows of TRI Funding
IV. TRI Funding IV issued four classes of fixed-rate notes for a ten-year term purchased by institutional investors. Moody's Investor Service, Inc. and Fitch, Inc. rated the Class A, B, and C Notes. The Notes consisted of two time-tranched Class A Notes, $98.5 million rated "Aaa" by Moody's and "AAA" by Fitch, Class B Notes, $39.4 million rated "A2" by Moody's and "AA-" by Fitch, and Class C Notes, $25.1 million rated "Baa3" by Moody's and "BBB+" by Fitch. The notes were issued at a weighted average interest rate of 7.76%.

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

  (iii) Revolving Credit Facilities and Other

     During 2000, the Company entered into a three-year, $60 million unsecured revolving credit agreement (Agreement) with a group of banks. The Agreement also allowed for borrowings in Australian dollars up to a maximum of $15 million US dollar equivalent. The Agreement provided for borrowings at either a reference rate or at LIBOR rates plus the applicable margin for the level of borrowings outstanding. The Agreement also required a quarterly commitment fee of 0.25% to 0.35% based on the usage level of the total commitment. Available borrowings under the Agreement are subject to a borrowing base which is a percentage of Notes Receivable and inventory, including property under development. The Agreement replaced the previous $30 million unsecured revolving credit agreement. Borrowings outstanding under the new agreement at December 31, 2000, were $48.4 million at a weighted average interest rate of 8.48%. Borrowings outstanding at December 31, 1999, under the previous agreement were $3.9 million at a weighted average interest rate of 8.50%.

Subsequent to year end, the Company amended the Agreement and increased the revolving credit limit to $85 million, increased the Australian dollar limit to a $25 million US dollar equivalent, increased the quarterly commitment fee to 0.30% to 0.50% and provided a first mortgage on the MountainStar property.

     On November 21, 2000, the Company closed a mortgage payable for $11.7 million. The mortgage is secured by the Company's corporate headquarters building located in Redmond, Washington. A special-purpose, bankruptcy-remote entity, 9805 Willows Road LLC, was formed upon the closing of the mortgage to own the building and operate as landlord to the Company. The mortgage amortizes over a 30-year period and carries an interest rate of 8.29%. Monthly principal and interest payments are due beginning in December 2000, with a balloon principal payment due upon maturity of the loan in December 2010. The outstanding principal balance at December 31, 2000, related to this loan was $11.7 million.

     The Company has a $10 million open line of credit with the Parent which bears interest at prime plus 1% (10.50% at December 31, 2000) per annum and is payable on demand. As of December 31, 2000 and 1999 outstanding borrowings under this agreement were $0.4 million and $0, respectively. The Company periodically lends excess funds to the Parent at the prime rate minus 2% (7.50% at December 31, 2000). Outstanding lendings under this agreement were $0 and $3.1 million at December 31, 2000 and 1999, respectively.

     Through the end of 2002, the Company anticipates spending approximately $171 million for acquisitions and development of new resort properties and for expansion and development activities at the existing WorldMark resorts. The Company plans to fund these expenditures from the net proceeds of further sales or securitizations of Notes Receivable and the $85 million revolving credit facility. The Company believes that the above credit facilities, together with cash generated from financing transactions and the $10 million line of credit with Parent should be sufficient to meet the Company's working capital and capital expenditure needs through 2002. At December 31, 2000, the Company has outstanding purchase commitments and surety bonds of $62.7 million and $5.4 million, respectively, related to properties under development.

     In the future, the Company may negotiate additional credit facilities, issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, at a fixed or variable interest rate, and may be subject to such additional terms as management deems appropriate.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement, as amended, is effective for the Company beginning January 1, 2001. The Company does not anticipate a material impact on its financial position or results of operations from the adoption of this standard.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", which was required to be adopted by the Company no later than the fourth quarter of 2000. Compliance with SAB No. 101 has not resulted in any material change to the Company's revenue recognition policies.

     In September 2000, the FASB issued SFAS No. 140, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and rescinds SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS 140 revises SFAS 125's standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has adopted the new disclosures required under SFAS 140 as of December 31, 2000. SFAS 140 is to be applied prospectively with certain exceptions. SFAS 140 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

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

     The functional currency of the Company's Australian operations is the Australian dollar. The Australian operations are funded through the $85 million credit facility which has a US dollar equivalent of $25 million denominated in Australian dollars. The Company is also subject to foreign currency exchange rate risk when developing resort properties denominated in a foreign currency. As the Company continues expanding its operations worldwide, there will be additional exposure to foreign currency exchange rate risk. The Company does not maintain a trading account for any class of financial instrument, it does not purchase high risk derivative instruments and it is not directly subject to commodity price risk.

     The tables below provide information as of December 31, 2000 and 1999, about the Company's financial instruments that are sensitive to changes in interest rates. The table presents estimated principal cash flows and related weighted average interest rates by expected maturity dates. The actual cash flows may differ from these amounts due to prepayments, sales and defaults of notes receivable.

                                                       BY EXPECTED MATURITY
                                                     YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------    AFTER                FAIR
                                           2001      2002      2003      2004      2005      2005     TOTAL     VALUE
                                          ------    ------    ------    ------    ------    ------    ------    ------
2000:
Cash:
  Amounts Maturing......................     404        --        --        --        --        --       404       404
  Weighted Average interest rate........      --        --        --        --        --        --        --        --
Restricted cash:
  Amounts Maturing......................   7,201        --        --        --        --        --     7,201     7,201
  Weighted Average interest rate........      --        --        --        --        --        --        --        --
Notes receivable(1):
  Amounts Maturing......................  10,561    11,582    12,087    12,198    11,965    19,144    77,537    77,537
  Weighted Average interest rate........   14.10%    14.10%    14.10%    14.10%    14.10%    14.10%    14.10%    14.10%
Residual interest in notes receivable
  sold:
  Fixed rate(2):
    Amounts Maturing....................  12,603    11,670     8,942     6,269     3,634     2,437    45,258    45,258
    Weighted Average interest rate......    6.54%     6.54%     6.54%     6.54%     6.54%     6.54%     6.54%     6.54%
  Variable rate(3):
    Amounts Maturing....................   1,619     1,532     1,283     1,097       678       576     6,785     6,785
    Weighted Average interest rate......    6.80%     6.80%     6.80%     6.80%     6.80%     6.80%     6.80%     6.80%
Due to Parent:
  Amounts Maturing......................     419        --        --        --        --        --       419       419
  Weighted Average interest rate........   10.50%       --        --        --        --        --     10.50%    10.50%
Recourse liability on notes sold:
  Amounts Maturing......................   5,962     5,652     4,378     3,154     1,846     1,290    22,282    22,282
  Weighted Average interest rate........      --        --        --        --        --        --        --        --
Note payable to Parent:
  Amounts Maturing......................   4,433     8,865     4,433        --        --        --    17,731    17,731
  Weighted Average interest rate........    9.00%     9.00%     9.00%       --        --        --      9.00%     9.00%
Mortgage payable:
  Amounts Maturing......................      78        85        93        98       109    11,237    11,696    11,696
  Weighted Average interest rate........    8.29%     8.29%     8.29%     8.29%     8.29%     8.29%     8.29%     8.29%
Borrowings under bank line of credit:
  Amount Maturing.......................  48,441        --        --        --        --        --    48,441    48,441
  Weighted Average interest rate........    8.48%       --        --        --        --        --      8.48%     8.48%

---------------
(1) Excludes deferred gross profit.

(2) Fixed interest rates represent the differential between the contract interest rate on Notes Receivable sold and the interest rate paid to purchasers of the Notes Receivable.

(3) Variable interest rates represent the differential between the contract interest rate on Notes Receivable sold and the required yield.

                                                       BY EXPECTED MATURITY
                                                     YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------    AFTER                FAIR
                                           2000      2001      2002      2003      2004      2004     TOTAL     VALUE
                                          ------    ------    ------    ------    ------    ------    ------    ------
1999:
Cash:
  Amounts Maturing......................   1,760        --        --        --        --        --     1,760     1,760
  Weighted Average interest rate........      --        --        --        --        --        --        --        --
Restricted cash:
  Amounts Maturing......................   2,987        --        --        --        --        --     2,987     2,987
  Weighted Average interest rate........      --        --        --        --        --        --        --        --
Notes receivable(1):
  Amounts Maturing......................  10,363    11,504    12,568    13,127    13,267    24,943    85,772    85,772
  Weighted Average interest rate........   14.10%    14.10%    14.10%    14.10%    14.10%    14.10%    14.10%    14.10%
Residual interest in Notes Receivable
  sold:
  Fixed rate(2):
    Amounts Maturing....................   9,675     8,027     6,037     4,220     2,498     2,039    32,496    32,496
    Weighted Average interest rate......    7.07%     7.07%     7.07%     7.07%     7.07%     7.07%     7.07%     7.07%
  Variable rate(3):
    Amounts Maturing....................     994       920       745       563       372       175     3,769     3,769
    Weighted Average interest rate......    7.28%     7.28%     7.28%     7.28%     7.28%     7.28%     7.28%     7.28%
Due from Parent:
  Amounts Maturing......................   3,058        --        --        --        --        --     3,058     3,058
  Weighted Average interest rate........    6.50%       --        --        --        --        --      6.50%     6.50%
Recourse liability on notes sold:
  Amounts Maturing......................   4,092     3,432     2,601     1,834     1,101       849    13,908    13,908
  Weighted Average interest rate........      --        --        --        --        --        --        --        --
Borrowings under bank line of credit:
  Amount Maturing.......................   3,900        --        --        --        --        --     3,900     3,900
  Weighted Average interest rate........    8.50%       --        --        --        --        --      8.50%     8.50%

---------------
(1) Excludes deferred gross profit.

(2) Fixed interest rates represent the differential between the contract interest rate on Notes Receivable sold and the interest rate paid to purchasers of the Notes Receivable.

(3) Variable interest rates represent the differential between the contract interest rate on Notes Receivable sold and the required yield.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 10.1     Receivables Purchase Agreement Among Trendwest Resorts, Inc.
          and TW Holdings II, Inc. and TW Holdings III, Inc. and TRI
          Funding IV, Inc. Dated as of November 1, 2000.
 10.2     Servicing Agreement Among TRI Funding IV, Inc. and Trendwest
          Resorts, Inc. and Wells Fargo Bank Minnesota, National
          Association Dated as of November 1, 2000.
 10.3     Indenture Among TRI Funding IV, Inc. And Trendwest Resorts,
          Inc. and Wells Fargo Bank Minnesota, National Association
          Dated as of November 1, 2000.
 11.1     Statement re Computation of Earnings per Share -- See note 1 of "Notes to Consolidated Financial Statements."
 13.1     Annual Report to Shareholders.(1)
 21.1     List of all Subsidiaries of the Registrant.(2)
 23.1     Consent of KPMG LLP.
 24.1     Power of Attorney from officers and directors (contained on signature page).

---------------
(1) Incorporated by reference to the Company's Annual Report to Shareholders.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26861).

     (b) Reports on Form 8-K

     FORM 8-K dated June 12, 2000 on Item 2: Acquisition or Disposition of Assets, relating to agreement with majority shareholder JELD-WEN to acquire the JELD-WEN property located in Upper Kittitas County in Washington State (site of future MountainStar resort).

     FORM 8-K dated February 27, 2001 on Item 5: Other Events -- Stock Split. The Company announced a three for two stock split for shareholders of record on March 15, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Trendwest Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on March 30, 2001.

                                          TRENDWEST RESORTS, INC.

                                          By:     /s/ JEFFERY P. SITES
                                            ------------------------------------
                                                      Jeffery P. Sites
                                                  Executive Vice President


                /s/ WILLIAM F. PEARE                     President, Chief Executive     March 30, 2001
-----------------------------------------------------              Officer
                  William F. Peare                              and Director
                                                        (Principal Executive Officer)

                /s/ JEFFERY P. SITES                   Executive Vice President, Chief  March 30, 2001
-----------------------------------------------------  Operating Officer and Director
                  Jeffery P. Sites

                /s/ TIMOTHY P. O'NEIL                     Vice President, Treasurer     March 30, 2001
-----------------------------------------------------    and Chief Financial Officer
                  Timothy P. O'Neil                     (Principal Financial Officer)

                 /s/ JEROL E. ANDRES                              Director              March 30, 2001
-----------------------------------------------------
                   Jerol E. Andres

                /s/ HARRY L. DEMOREST                             Director              March 30, 2001
-----------------------------------------------------
                  Harry L. Demorest

               /s/ MIICHAEL P. HOLLERN                            Director              March 30, 2001
-----------------------------------------------------
                 Michael P. Hollern

              /s/ DOUGLAS P. KINTZINGER                           Director              March 30, 2001
-----------------------------------------------------
                Douglas P. Kintzinger

                                                                  Director              March 30, 2001
-----------------------------------------------------
                   Linda M. Tubbs

                /s/ RODERICK C. WENDT                             Director              March 30, 2001
-----------------------------------------------------
                  Roderick C. Wendt

                         INDEX TO FINANCIAL STATEMENTS

                    TRENDWEST RESORTS, INC. AND SUBSIDIARIES

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Income...........................  F-4
Consolidated Statements of Shareholders' Equity and
  Comprehensive Income......................................  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                          INDEPENDENT AUDITORS' REPORT

The Shareholders
Trendwest Resorts, Inc.:

     We have audited the accompanying consolidated balance sheets of Trendwest Resorts, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trendwest Resorts, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Seattle, Washington
February 6, 2001, except as to note 18, which is as of February 21, 2001

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Assets:
  Cash......................................................  $    404    $  1,760
  Restricted cash...........................................     7,201       2,987
  Notes Receivable, net of allowance for doubtful accounts,
     sales returns and deferred gross profit................    76,197      84,802
  Accrued interest and other receivables....................     8,171       7,906
  Residual interest in Notes Receivable sold................    52,043      36,265
  Receivable from Parent....................................        --       3,058
  Inventories...............................................   104,218      45,601
  MountainStar development..................................    56,536          --
  Property and equipment, net...............................    29,948      24,327
  Refundable income taxes...................................     5,688         600
  Other assets..............................................     6,599       2,657
                                                              --------    --------
          Total assets......................................  $347,005     209,963
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and bank overdraft.......................  $  9,706    $  1,900
  Accrued liabilities.......................................    21,538      12,405
  Accrued construction in progress..........................     2,855         790
  Due to Parent.............................................       419          --
  Note payable to Parent....................................    17,731          --
  Borrowing under bank line of credit.......................    48,441       3,900
  Mortgage payable..........................................    11,696          --
  Allowance for recourse liability and deferred gross profit
     on Notes Receivable sold...............................    26,846      17,211
  Deferred income taxes.....................................       330          42
                                                              --------    --------
          Total liabilities.................................   139,562      36,248
Shareholders' equity:
  Preferred stock, no par value. Authorized 10,000,000
     shares; no shares issued or outstanding................        --          --
  Common stock, no par value. Authorized 90,000,000 shares;
     issued and outstanding 25,196,997 and 25,561,617 shares
     at December 31, 2000 and 1999, respectively............    54,119      59,428
  Accumulated other comprehensive loss......................      (522)         --
  Retained earnings.........................................   153,846     114,287
                                                              --------    --------
          Total shareholders' equity........................   207,443     173,715
                                                              --------    --------
Commitments and contingencies
          Total liabilities and shareholders' equity........  $347,005    $209,963
                                                              ========    ========

        See accompanying notes to the consolidated financial statements.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Revenues:
  Vacation Credit and Fractional Interest sales,
     net............................................  $   293,130    $   234,315    $   170,817
  Finance income....................................       15,562         15,243         13,790
  Gains on sales of Notes Receivable................       18,903         16,265         10,959
  Resort management services........................        4,763          3,710          2,328
  Other.............................................        5,280          4,593          3,063
                                                      -----------    -----------    -----------
          Total revenues............................      337,638        274,126        200,957
                                                      -----------    -----------    -----------
Costs and operating expenses:
  Vacation Credit and Fractional Interest cost of
     sales..........................................       74,714         68,611         48,059
  Resort management services........................        1,759          1,656          1,399
  Sales and marketing...............................      137,752        104,952         83,347
  General and administrative........................       31,686         25,234         17,180
  Provision for doubtful accounts and recourse
     liability......................................       21,148         16,100         11,865
  Interest..........................................          479            442            353
                                                      -----------    -----------    -----------
          Total costs and operating expenses........      267,538        216,995        162,203
                                                      -----------    -----------    -----------
Income before income taxes..........................       70,100         57,131         38,754
Income tax expense..................................       27,241         22,258         14,723
                                                      -----------    -----------    -----------
          Net income................................  $    42,859    $    34,873    $    24,031
                                                      ===========    ===========    ===========
Basic net income per common share...................  $      1.69    $      1.36    $       .92
Diluted net income per common share.................  $      1.68    $      1.35    $       .92
Weighted average shares of common stock and dilutive
  potential common stock outstanding:
Basic...............................................   25,372,062     25,694,850     26,119,227
Diluted.............................................   25,454,527     25,765,431     26,125,037

        See accompanying notes to the consolidated financial statements.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                             (DOLLARS IN THOUSANDS)

                                          COMMON STOCK       ACCUMULATED OTHER                  TOTAL
                                      --------------------     COMPREHENSIVE     RETAINED   SHAREHOLDERS'
                                        SHARES     AMOUNT          LOSS          EARNINGS      EQUITY
                                      ----------   -------   -----------------   --------   -------------
BALANCE AT DECEMBER 31, 1997........  26,390,049   $66,742         $  --         $ 55,383     $122,125
  Repurchase of common stock........    (651,900)   (4,894)           --               --       (4,894)
  Net income........................          --        --            --           24,031       24,031
                                      ----------   -------         -----         --------     --------
BALANCE AT DECEMBER 31, 1998........  25,738,149    61,848            --           79,414      141,262
  Repurchase of common stock........    (202,608)   (2,780)           --               --       (2,780)
  Issuance of common stock under the
     Employee Stock Purchase Plan...      26,076       360            --               --          360
  Net income........................          --        --            --           34,873       34,873
                                      ----------   -------         -----         --------     --------
BALANCE AT DECEMBER 31, 1999........  25,561,617   $59,428         $  --         $114,287     $173,715
  Repurchase of common stock........    (418,800)   (5,926)           --               --       (5,926)
  Issuance of common stock under the
     Employee Stock Purchase Plan...      50,880       588            --               --          588
  Issuance of common stock from
     exercise of employee stock
     options........................       3,300        29            --               --           29
  Reduction in retained earnings for
     the excess of the purchase
     price of the MountainStar
     development over the Parent's
     historical cost................          --        --            --           (3,300)      (3,300)
  Comprehensive Income:
     Net income.....................          --        --            --           42,859       42,859
  Other comprehensive loss:
     Change in cumulative effect of
       foreign currency
       translation..................          --        --          (522)                         (522)
                                                                                              --------
     Total comprehensive income.....                                                            42,337
                                      ----------   -------         -----         --------     --------
BALANCE AT DECEMBER 31, 2000........  25,196,997   $54,119         $(522)        $153,324     $207,443
                                      ==========   =======         =====         ========     ========

        See accompanying notes to the consolidated financial statements.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  42,859    $  34,873    $  24,031
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................      2,743        1,758        1,079
    Gain on sale of property and equipment..................         --         (869)          --
    Amortization of residual interest in Notes Receivable
     sold...................................................     14,801       10,931        6,877
    Provision for doubtful accounts, sales returns and
     recourse liability.....................................     27,015       21,407       15,435
    Recoveries of Notes Receivable charged off..............        251          260          179
    Residual interest in Notes Receivable sold..............    (28,201)     (21,019)     (11,949)
    Unrealized loss (gain) on residual interest in Notes
     Receivable sold........................................        337        1,139         (779)
    Contract servicing liability arising from sale of Notes
     Receivable.............................................      3,554        2,847           --
    Amortization of contract servicing liability............       (869)        (321)          --
    Change in deferred gross profit.........................      1,631          419       (1,301)
    Deferred income tax expense.............................        290          744          222
    Issuance of Notes Receivable............................   (261,013)    (204,474)    (148,720)
    Proceeds from sale of Notes Receivable..................    211,767      156,303      104,573
    Proceeds from repayment of Notes Receivable.............     57,974       51,198       33,831
    Purchase of Notes Receivable from related parties.......         --         (650)     (17,397)
    Purchase of Notes Receivable............................    (22,201)     (13,576)      (6,990)
    Changes in certain assets and liabilities:
      Restricted cash.......................................     (4,214)        (636)      (1,132)
      MountainStar development..............................    (37,236)          --           --
      Inventories...........................................    (60,396)      (5,159)       2,225
      Accounts payable and accrued liabilities..............     12,534        3,424       (6,141)
      Income taxes payable to Parent........................         --           --       (2,755)
      Income taxes payable..................................         --       (1,153)         273
      Refundable income taxes...............................     (5,088)        (600)          --
      Other.................................................     (4,403)       2,733       (6,236)
                                                              ---------    ---------    ---------
         Net cash (used in) provided by operating
           activities.......................................    (47,865)      39,579      (14,675)
                                                              ---------    ---------    ---------
Cash flows used in investing activities:
  Purchase of property and equipment........................     (6,621)      (4,974)     (14,233)
  Proceeds from sale of property and equipment..............         --        4,412           --
                                                              ---------    ---------    ---------
         Net cash used in investing activities..............     (6,621)        (562)     (14,223)
                                                              ---------    ---------    ---------
Cash flows from financing activities:
  Net borrowings (repayments) under bank line of credit and
    other...................................................     48,394      (26,100)      30,000
  Issuance of mortgage payable..............................     11,700           --           --
  Repayments of mortgage payable............................         (4)          --           --
  (Decrease) increase in Due to Parent......................     (1,392)      (5,688)       3,741
  Increase in Receivable from Parent........................         --       (3,058)          --
  Proceeds from issuance of common stock....................        617          360           --
  Repurchase of common stock................................     (5,926)      (2,780)      (4,894)
                                                              ---------    ---------    ---------
         Net cash provided by (used in) financing
           activities.......................................     53,389      (37,266)      28,847
                                                              ---------    ---------    ---------
Effect of foreign currency exchange rates on cash...........       (259)          --           --
         Net (decrease) increase in cash....................     (1,356)       1,751          (61)
Cash at beginning of year...................................      1,760            9           70
                                                              ---------    ---------    ---------
Cash at end of year.........................................  $     404    $   1,760    $       9
                                                              =========    =========    =========
Supplemental disclosures of cash flow information -- cash
  paid during the period for:
  Interest (excluding capitalized amounts of $2,951, $1,188
    and $704, respectively).................................  $     378    $     179    $     864
  Income taxes..............................................     32,201       22,542       16,983
Supplemental schedule of noncash investing and financing
  activities:
  Issuance of note payable to Parent in connection with the
    MountainStar development acquisition....................     17,731           --           --
  Reduction in retained earnings for the excess of the
    purchase price of the MountainStar development over the
    Parent's historical cost................................      3,300           --           --
  Extinguishment of receivable from Parent in connection
    with the MountainStar development acquisition...........      4,869           --           --

        See accompanying notes to the consolidated financial statements.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

(1) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

     Trendwest Resorts, Inc. (Trendwest) and subsidiaries (Company) generate revenues from the sale and financing of Vacation Credits in WorldMark, The Club (WorldMark) WorldMark South Pacific Club (WorldMark South Pacific) (collectively The Clubs) and Fractional Interests in resort condominium units. Vacation Credits entitle the owner to use a fully furnished vacation resort unit in The Clubs based on the number of Vacation Credits purchased. Vacation Credits are created through the transfer to The Clubs of resort units developed or purchased by the Company. The Company also manages resort properties under a management agreement with The Clubs. The Clubs are separate entities which own the transferred properties for the benefit of Vacation Credit owners (Members or Owners). Fractional Interest sales are deeded intervals in condominium units and are not transferred to The Clubs.

     The Company sells Vacation Credits and Fractional Interests to individuals principally in the United States. Sales to new owners are typically financed by the Company after requiring a minimum 10% down payment. Sales to existing Vacation Credit owners (Upgrades) are typically financed by the Company and require down payments to the extent that the owner's equity interest in Vacation Credits owned, including the Upgrade, is less than 10%. All note balances are secured by the Vacation Credits or Fractional Interests sold.

     In October of 1999, Trendwest formed Trendwest South Pacific, Pty. Ltd. (Trendwest South Pacific) as a wholly-owned subsidiary. Trendwest South Pacific is an Australian corporation formed for the purpose of conducting sales, marketing and resort development activities in the South Pacific. Trendwest South Pacific commenced sales operations in Fiji in March 2000 and in Australia in June of 2000. The sales terms in the South Pacific are similar to the terms in the United States.

BASIS OF PRESENTATION

     Trendwest is a majority owned subsidiary of JELD-WEN, inc. (Parent). The financial statements for the periods presented are presented on a consolidated basis and include the accounts of Trendwest and its wholly-owned subsidiaries, which include various finance companies and Trendwest South Pacific.

     All intercompany balances and transactions have been eliminated in consolidation.

STOCK SPLIT

     All share data and earnings per share figures contained in these Consolidated Financial Statements have been adjusted to reflect a 3 for 2 stock split declared on February 21, 2001, as if it were effective for all periods presented. Refer to note 18 to the consolidated financial statements.

CAPITAL TRANSACTIONS

     In March, 1999 and July, 1998, the Board of Directors authorized the Company to repurchase up to 750,000, and 654,000 shares, respectively, of its common stock on the open market or in privately negotiated transactions based on market conditions. During the years ended December 31, 2000, 1999, and 1998, the Company repurchased 418,800, 202,608, and 651,900 shares, respectively. The Board of Directors may at its discretion authorize additional repurchases in the future.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

BASIC AND DILUTED NET INCOME PER COMMON SHARE

     The following presents the reconciliation of weighted average shares used for basic and diluted net income per share:

                                                        YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    2000          1999          1998
                                                 ----------    ----------    ----------
BASIC
Basic weighted average shares outstanding......  25,372,062    25,694,850    26,119,227
DILUTED
Effect of dilutive securities..................      82,465        70,581         5,810
                                                 ----------    ----------    ----------
Diluted weighted average shares outstanding....  25,454,527    25,765,431    26,125,037
                                                 ==========    ==========    ==========

     Net income available to common shareholders for basic and diluted net income per share was $42,859, $34,873 and $24,031 for the years ended December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, 1999 and 1998, there were options to purchase 1,166,250, 897,000 and 737,250 shares of common stock outstanding, respectively, which were anti-dilutive and therefore not included in the computation of diluted net income per share.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED CASH

     Restricted cash consists primarily of deposits received on sales of Vacation Credits and Fractional Interests, that are held in trust or escrow until the applicable statutory rescission period of three to fourteen calendar days has expired and the related customer Note Receivable has been recorded; it also consists of amounts received prior to the attainment of the 10% down payment required to recognize the sale and refundable reservation deposits on MountainStar vacation home sites.

ALLOWANCE FOR DOUBTFUL ACCOUNTS AND RECOURSE LIABILITY

     The Company provides for estimated losses related to uncollectible Notes Receivable and Notes Receivable sold with limited recourse. The Company's recourse for Notes Receivable sold is limited to the retained and residual interests in Notes Receivable sold. As of December 31, 2000 and 1999, total retained interest in Notes Receivable sold of $57,674 and $36,782, respectively, was included in Notes Receivable in the accompanying consolidated balance sheets relating to Notes Receivable sold of $407,215 and $288,950, respectively. Although it is not required to do so, the Company's historical practice has been to repurchase defaulted sold Notes Receivable up to certain limits, generally 10% to 17% of the face amount of the original balance of Notes Receivable sold. The provision for credit losses is charged to income in amounts sufficient to maintain the allowance and the recourse liability at levels considered adequate to cover losses resulting from liquidation of uncollectible Notes Receivable and Notes Receivable sold.

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

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

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

INVENTORIES

     Inventories consist of Vacation Credits and construction in progress as follows:

                                                             DECEMBER 31,
                                                          -------------------
                                                            2000       1999
                                                          --------    -------
Vacation Credits........................................  $ 16,829    $13,247
Construction in progress................................    87,389     32,354
                                                          --------    -------
          Total inventories.............................  $104,218    $45,601
                                                          ========    =======

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

     Construction in progress is valued at the lower of cost or net realizable value. Interest, taxes and other carrying costs incurred during the construction period are capitalized. The amount of interest capitalized during the years ended December 31, 2000, 1999 and 1998 amounted to $610, $1,188 and $552, respectively.

MOUNTAINSTAR DEVELOPMENT

     The MountainStar development is stated at cost. The Company capitalizes all direct costs and interest incurred relating to the development. During 2000, the Company capitalized $2,341 in interest cost on MountainStar. All selling expenses relating to refundable reservation deposits associated with MountainStar are capitalized and included in other assets.

REVENUE RECOGNITION

  (i) Vacation Credits

     Substantially all Vacation Credits sold by the Company generate installment Notes Receivable secured by an interest in the related Vacation Credits. These Notes Receivable are payable in monthly installments, including interest, with maturities up to seven years. Vacation Credit sales are included in revenues when the Company has received an executed sales contract, at least a 10% down payment requirement has been met and any rescission period has expired.

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

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

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

  (ii) Fractional Interests

     Fractional Interest sales are included in revenues when the Company has received an executed sales contract, at least a 10% down payment requirement has been met and any rescission period has expired.

     Fractional Interest marketing and overhead costs are expensed as incurred. Fractional Interest cost of sales and direct selling expenses related to a Fractional Interest sale are recorded at the time the sale is recognized. Fractional Interest costs include the cost of land, improvements to the property, including costs of amenities constructed and other direct acquisition costs. Direct selling expenses are recorded as sales and marketing expenses.

  (iii) Sales of Notes Receivable

     When the Company sells Notes Receivable through securitization transactions, it retains interest rate differentials, a subordinated principal tranche, servicing rights, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions -- credit losses, prepayment speeds and discount rates commensurate with the risks involved.

     Gains on sales of Notes Receivable represent the present value of the estimated cash flow differential between contractual interest rates charged to borrowers on Notes Receivable sold by the Company and the interest rates to be received by the purchasers of such Notes Receivable, after considering the effects of estimated prepayments and the fair value servicing costs, net of transaction costs. The Company recognizes such gains on sales of Notes Receivable on the settlement date. Gains on the sale of a portion of Notes Receivable are based on the relative fair market value of the Note Receivable portions sold and retained.

     Income from the differential retained is subsequently recorded in finance income using the interest method. In addition, finance income includes interest income on Notes Receivable retained by the Company. The residual interest in Notes Receivable sold arising from the interest rate differential is classified as a trading security in accordance with SFAS No. 115, Accounting for Certain Investments in Debt or Equity

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

Securities, and is carried at market value with changes in the market value (see note 13) of the residual interest in Notes Receivable sold recognized as finance income.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the following assets' estimated useful lives:

Building and improvements.......................  20 to 45 years
Equipment, furniture and fixtures...............  3 to 12 years
Leasehold improvements..........................  Lesser of estimated useful life or the remaining lease term

     Direct internal and external costs of computer software developed for internal use are capitalized subsequent to the preliminary stage of the project. Capitalized costs are amortized over the estimated useful life on a straight-line basis beginning when each module is complete and ready for its intended use.

ADVERTISING

     Advertising costs, included in sales and marketing expenses in the accompanying statements of income, are expensed as incurred and amounted to $9,956, $7,337, and $5,655 for the years ended December 31, 2000, 1999 and 1998, respectively.

INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company intends to reinvest future unremitted earnings of its non-U.S. subsidiary in the foreign jurisdiction and thereby postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes is expected.

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

FOREIGN CURRENCY TRANSLATION

     The functional currency of the Company's foreign subsidiary is the local currency of the country in which the subsidiary is located. Assets and liabilities in foreign operations are translated into U.S. dollars using rates

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange. The net gain or loss resulting from translation is shown as translation adjustment and included in other comprehensive income in shareholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations. There were no significant gains or losses on foreign currency translations in 2000, 1999 or 1998.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has limited involvement with derivative financial instruments and uses them only to manage well-defined interest and foreign currency rate risks. They are not used for trading purposes.

     From time to time, the Company enters into forward interest rate swap agreements, interest rate cap agreements and forward exchange contracts to hedge the effects of fluctuations in interest rates and foreign currency rates related to anticipated sales of Notes Receivables and purchases of resort properties, respectively. In the past, these transactions have met the requirements for hedge accounting, including designation to a specific transaction and high correlation. Gains and losses on these agreements were deferred and recognized upon completion of the sale of Notes Receivable or the purchase of the resort property and included in the basis of the related asset. No derivative financial instruments were outstanding at December 31, 2000.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement, as amended, is effective for the Company beginning January 1, 2001. The Company does not anticipate a material impact on its financial position or results of operations from the adoption of this standard.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", which was required to be adopted by the Company no later than the fourth quarter of 2000. Compliance with SAB No. 101 has not resulted in any material change to the Company's revenue recognition policies.

     In September 2000, the FASB issued SFAS No. 140, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and rescinds SFAS No. 125, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS 140 revises SFAS 125's standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company has adopted the new disclosures required under SFAS 140 as of December 31, 2000. SFAS 140 is to be applied prospectively with certain exceptions. SFAS 140 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year amounts to conform to the current presentation.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

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

     Maturities of Notes Receivable at December 31, 2000, are as follows:

2001.......................................................  $13,014
2002.......................................................   14,273
2003.......................................................   14,894
2004.......................................................   15,032
2005.......................................................   14,744
Thereafter.................................................   23,590
                                                             -------
                                                             $95,547
                                                             =======

     The following table summarizes the Company's total Notes Receivable portfolio at December 31:

                                                                2000         1999
                                                              ---------    ---------
Total Notes Receivable......................................  $ 502,762    $ 389,901
Less Notes Receivable sold..................................   (407,215)    (288,950)
                                                              ---------    ---------
Gross on balance sheet Notes Receivable.....................     95,547      100,951
                                                              =========    =========
Unencumbered Notes Receivable...............................     37,873       64,169
Retained interest in Notes Receivable sold..................     57,674       36,782
                                                              ---------    ---------
Gross on balance sheet Notes Receivable.....................     95,547      100,951
Less:
  Deferred gross profit.....................................     (1,340)        (970)
  Allowance for doubtful accounts and sales returns.........    (18,010)     (15,179)
                                                              ---------    ---------
Notes Receivable, net.......................................  $  76,197    $  84,802
                                                              =========    =========

     Customers over 60 days past due on monthly payments are considered delinquent. Delinquent Notes Receivable represent 2.29% and 1.91% of Notes Receivable at December 31, 2000 and 1999, respectively.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

     The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the years ended December 31:

                                                        2000        1999       1998
                                                      --------    --------    -------
Balances at beginning of period.....................  $ 29,087    $ 20,935    $15,240
Provision for doubtful accounts, sales returns and
  recourse liability................................    27,015      21,407     15,435
Notes Receivable charged-off and sales returns net
  of Vacation Credits recovered.....................   (16,061)    (13,515)    (9,919)
Recoveries..........................................       251         260        179
                                                      --------    --------    -------
Balances at end of period...........................  $ 40,292    $ 29,087    $20,935
                                                      ========    ========    =======
Allowance for doubtful accounts and sales returns...  $ 18,010    $ 15,179    $12,363
Recourse liability on Notes Receivable sold.........    22,282      13,908      8,572
                                                      --------    --------    -------
                                                      $ 40,292    $ 29,087    $20,935
                                                      ========    ========    =======

(4) SALES OF NOTES RECEIVABLE

     During 2000, 1999 and 1998, the Company sold Notes Receivable in securitization transactions. In all those securitizations, the Company retained servicing responsibilities, interest rate differentials and subordinated interests. The Company receives annual servicing fees of between 1.0% and 1.75% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The investors and the securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to investors' interests.

     When the Company enters into a securitization which provides for other than fair compensation for the related servicing of those receivables, the Company records a servicing asset or liability. At December 31, 2000 and 1999, the servicing liabilities were $5,211 and $2,526, respectively, which are included in accrued liabilities and are being amortized into income as services are performed.

     In 2000, the Company recognized pre-tax gains of $18.9 million on the securitization of its Notes Receivable.

     The following are the key assumptions used in 2000 in measuring residual interests at the dates of the securitizations.

Annual prepayment speed.....................................    5.4%
Weighted-average life (in years)............................    2.2
Expected gross defaults (annual)............................    3.6%
Residual cash flows discounted at...........................  12.25%

     During 2000, the following cash flows relating to the Company's securitizations occurred:

Proceeds to the Company from:
  New securitizations.....................................  $174,500
  Reinvested collections..................................  $ 24,535
Purchases of defaulted Notes Receivable...................  $ 14,815
Cash received from residual and retained interests........  $ 52,212
Servicing fees received...................................  $  3,505

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

     At December 31, 2000, the key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

Carrying amount/fair value of residual interests...........  $52,043
  Weighted average life (in years).........................      2.0
Prepayment speed assumption (annual rate)..................      5.4%
  Impact on fair value of 10% adverse change...............  $  (334)
  Impact on fair value of 20% adverse change...............  $  (662)
Expected gross defaults (annual rate)......................      3.6%
  Impact on fair value of 10% adverse change...............  $  (223)
  Impact on fair value of 20% adverse change...............  $  (444)
Residual cash flows discount rate (annual).................     13.5%
  Impact on fair value of 10% adverse change...............  $(1,223)
  Impact on fair value of 20% adverse change...............  $(2,397)

     Amounts expressed as annual rates represent the monthly rates multiplied by twelve.

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     Actual and projected gross defaults for Notes Receivable securitized during 2000 were approximately 9%.

     Information regarding delinquency and defaults for the year ended December 31, 2000 are as follows:

                                                                 PRINCIPAL
                                                              AMOUNT OF NOTES
                                                 PRINCIPAL      60 OR MORE
                                                  BALANCE      DAYS PAST DUE     NET LOSSES
                                                 ---------    ---------------    ----------
Total Notes Receivable managed or
  Securitized..................................  $502,762         $11,472         $11,147
                                                 ========         =======         =======
Less:
Notes Receivable sold or securitized...........  $407,215         $ 5,638
                                                 --------         -------
Total Notes Receivable held....................  $ 95,547         $ 5,834
                                                 ========         =======

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

(5) PROPERTY AND EQUIPMENT

     Property and equipment, net, consists primarily of the following at December 31:

                                                               2000       1999
                                                              -------    -------
Land........................................................  $ 2,467    $ 2,379
Building and improvements...................................   16,745     15,846
Equipment, furniture and fixtures...........................   10,263      6,873
Leasehold improvements......................................    3,726      2,397
Construction in Progress....................................    2,574         78
                                                              -------    -------
                                                               35,775     27,573
Less accumulated depreciation and amortization..............    5,827      3,246
                                                              -------    -------
                                                              $29,948    $24,327
                                                              =======    =======

(6) DEFERRED GROSS PROFIT

     The Company accounts for certain Upgrade sales on the installment method prior to satisfaction of minimum down payment requirements. Information for those transactions follows for the years ended December 31:

                                                           2000      1999      1998
                                                          ------    ------    -------
Gross sales value.......................................  $9,388    $7,227    $ 6,496
                                                          ======    ======    =======
Gross profit deferred...................................  $5,094    $3,597    $ 3,043
Gross profit recognized.................................   3,463     3,178      4,344
                                                          ------    ------    -------
Net gross profit deferred (recognized) during period....  $1,631    $  419    $(1,301)
                                                          ======    ======    =======

     Notes Receivable is presented net of deferred gross profit in the accompanying balance sheets. Such deferred amounts aggregated $1,340 and $970 at December 31, 2000 and 1999, respectively.

     Deferred gross profit related to Notes Receivable sold is combined with allowance for recourse liability on Notes Receivable sold in the accompanying balance sheets. Such deferred amounts aggregated $4,564 and $3,303 at December 31, 2000 and 1999, respectively.

(7) DEBT

  (i) Credit Facility

     The Company has a three-year, $60,000 unsecured revolving credit agreement (Agreement) with a group of banks. The Agreement also allows for borrowings in Australian dollars up to a maximum of $15 million US dollar equivalent. The Agreement provides for borrowings at either a reference rate or at LIBOR rates plus the applicable margin for the level of borrowings outstanding. The Agreement also requires a quarterly commitment fee of 0.25% to 0.35% based on the usage level of the total commitment. Available borrowings under the Agreement are subject to a borrowing base which is a percentage of Notes Receivable and inventory, including property under development. The Credit Agreement replaced the previous $30,000 unsecured revolving credit agreement. Borrowings outstanding under the new agreement at December 31, 2000, were $48,441 at a weighted average interest rate of 8.48%. Borrowings outstanding at December 31, 1999, under the previous agreement were $3,900 at a weighted average interest rate of 8.50%. Subsequent to year end, the Company amended the Agreement and increased the revolving credit limit to $85,000, increased

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

the Australian dollar limit to a $25 million US dollar equivalent, increased the quarterly commitment fee to 0.30% to 0.50% and provided a first mortgage on the MountainStar property.

  (ii) Note Payable to Parent

     In connection with the acquisition of the MountainStar development, the Company issued an unsecured promissory note payable to Parent in the amount of $17,731. The note bears an interest rate of 9.0%, with quarterly interest payments due starting on September 1, 2000. Eight quarterly principal payments of $2,216 are due starting on September 1, 2001. The note matures on June 1, 2003.

     Maturities of the Note Payable to Parent at December 31, 2000, are as follows:

2001........................................................  $ 4,433
2002........................................................    8,865
2003........................................................    4,433
                                                              -------
Total.......................................................  $17,731
                                                              =======

  (iii) Mortgage Payable

     On November 21, 2000, the Company closed a ten-year mortgage payable secured by its corporate headquarters building. The mortgage carries an interest rate of 8.29%, with monthly interest and principal payments due starting January 1, 2001. Maturities of the Mortgage Payable at December 31, 2000, are as follows:

2001........................................................  $    78
2002........................................................       85
2003........................................................       93
2004........................................................       98
2005........................................................      109
Thereafter..................................................   11,237
                                                              -------
Total.......................................................  $11,696
                                                              =======

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

(8) INCOME TAXES

     The provision for income taxes consist of the following for the years ended December 31:

                                                         2000       1999       1998
                                                        -------    -------    -------
Current
  Federal.............................................  $22,630    $18,988    $12,731
  State...............................................    3,930      2,526      1,770
  Foreign.............................................      391         --         --
                                                        -------    -------    -------
Total current.........................................   26,951     21,514     14,501
                                                        -------    -------    -------
Deferred
  Federal.............................................      326        299        247
  State...............................................      171        445        (25)
  Foreign.............................................     (207)        --         --
                                                        -------    -------    -------
Total deferred........................................      290        744        222
          Total.......................................  $27,241    $22,258    $14,723
                                                        =======    =======    =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

                                                               2000       1999
                                                              -------    -------
Deferred tax assets:
  Allowance for credit losses...............................  $15,357    $ 9,853
  Deferred gross profit.....................................    2,271      1,616
  Retained interest in Notes Receivable sold................    1,977      1,310
  Contract Servicing liability arising from Notes Receivable
     sold...................................................    2,005        962
  Other.....................................................      791        694
                                                              -------    -------
          Total deferred tax assets.........................   21,862     14,435
                                                              -------    -------
Deferred tax liabilities:
  Residual interest in Notes Receivable sold................   19,915     12,829
  Property and equipment....................................    1,174        840
  Other.....................................................      564        808
                                                              -------    -------
          Total deferred tax liabilities....................   22,192     14,477
                                                              -------    -------
          Total deferred liabilities, net...................  $  (330)   $   (42)
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

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

     Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income as a result of the following for the years ended December 31:

                                                              2000    1999    1998
                                                              ----    ----    ----
Income tax at Federal statutory rate........................  35.0%   35.0%   35.0%
State tax, net of Federal benefit...........................   3.8     3.4     2.9
Other.......................................................   0.1     0.6     0.1
                                                              ----    ----    ----
                                                              38.9%   39.0%   38.0%
                                                              ====    ====    ====

     The Company had $895, $0, and $0 of pre-tax losses from foreign operations for the periods ended December 31, 2000, 1999, and 1998, respectively.

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

(9) 401(K) PLAN

     The Company sponsors a 401(k) plan covering all Trendwest employees. Company contributions totaled $3,792, $2,708 and $2,402 for the years ended December 31, 2000, 1999, and 1998, respectively.

(10) EMPLOYEE STOCK PURCHASE PLAN

     In July, 1999, the Shareholders of the Company approved the 1999 Employee Stock Purchase Plan (Plan). The Plan allows employees to purchase up to two thousand five hundred dollars of the Company's common stock at a 15% discount from the market price on the last business day of a quarter. There is no lookback provision for determining market value. Under the Plan, the Company issued 50,880 and 26,076 shares of common stock for the years ended December 31, 2000 and 1999, respectively. The 15% discount from the market price is considered compensation expense for SFAS No. 123 disclosure purposes only and is included in the SFAS No. 123 disclosures in note 12.

(11) FOREIGN EXCHANGE CONTRACT

     In October 1999, the Company entered into a forward exchange contract, accounted for as a hedge, to receive $6,638 CDN at a rate of $1.4752 CDN/US on February 15, 2000. No foreign exchange contracts were outstanding as of December 31, 2000. The Company enters into forward exchange contracts to hedge the effects of fluctuations in interest rates and foreign currency exchange rates related to purchases of resort properties.

     The Company is exposed to credit losses in the event of nonperformance by the counterparties to its foreign exchange contracts. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

(12) STOCK OPTION PLAN

     In 1997, the Board of Directors approved the adoption of an incentive stock option plan providing for the award of incentive stock options to employees of the Company at the discretion of the Board of Directors. Under the plan, on the date of grant, the exercise price of the option must be at least equal to the market value of common stock for shares issued. The plan provides for grants up to 10% of the Company's outstanding shares (2,519,700 at December 31, 2000). Stock options vest ratably over five years and expire three years after becoming fully vested.

     The following table summarizes stock option activity:

                                                            NUMBER OF    WEIGHTED AVERAGE
                                                             SHARES       EXERCISE PRICE
                                                            ---------    ----------------
BALANCE AT DECEMBER 31, 1997..............................    735,000         $17.92
Options granted...........................................    183,750           8.01
Expired or canceled.......................................    (11,250)         17.92
                                                            ---------         ------
BALANCE AT DECEMBER 31, 1998..............................    907,500         $15.91
Options granted...........................................    232,500          14.17
Expired or canceled.......................................    (65,250)         15.78
                                                            ---------         ------
BALANCE AT DECEMBER 31, 1999..............................  1,074,750         $15.55
Options granted...........................................    303,000          16.37
Options exercised.........................................     (3,300)          8.81
Expired or canceled.......................................    (34,650)         16.00
                                                            ---------         ------
BALANCE AT DECEMBER 31, 2000..............................  1,339,800         $15.73
                                                            =========         ======

     The following table summarizes information about stock options outstanding under the Company's stock option plan at December 31, 2000:

                                OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                 -------------------------------------------------   ----------------------------
                               WEIGHTED-AVERAGE                                      WEIGHTED-
                                  REMAINING          WEIGHTED-                        AVERAGE
   RANGE OF        NUMBER      CONTRACTUAL LIFE   AVERAGE EXERCISE     NUMBER      EXERCISE PRICE
EXERCISE PRICES  OUTSTANDING      (IN YEARS)      PRICE PER SHARE    EXERCISABLE     PER SHARE
---------------  -----------   ----------------   ----------------   -----------   --------------
$ 7.59 - $15.46..    428,700         6.46              $11.90          107,850         $10.50
$16.59 - $16.59..    258,000         7.96              $16.59               --             --
$17.92 - $17.92..    653,100         4.81              $17.92          391,800         $17.92
---------------   ---------          ----              ------          -------         ------
$ 7.59 - $17.92..  1,339,800         5.95              $15.73          500,250         $16.32

     At December 31, 2000, 1999, and 1998, exercisable options of 500,250, 302,850, and 144,750, respectively, were outstanding at weighted average exercise prices of $16.32, $16.81, and $17.92 per share, respectively.

     The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the accompanying financial statements as the options had no intrinsic value at the grant date, because all options were granted at fair market value of the underlying common stock on the grant date. Had the Company determined compensation cost based on the fair value of the options at the grant date, the Company's net income would have been reduced to the pro forma amounts

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

indicated below. For disclosure purposes, the Company recognizes compensation expense related to employee stock options on a straight-line basis.

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Net income, as reported...............................  $42,859    $34,873    $24,031
Net income, pro forma.................................   41,047     33,511     22,748
Basic EPS, as reported................................     1.69       1.36        .92
Diluted EPS, as reported..............................     1.68       1.35        .92
Basic EPS, pro forma..................................     1.62       1.30        .87
Diluted EPS, pro forma................................     1.61       1.30        .87

     The fair value of the options granted is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions used:

                                                             YEAR ENDED DECEMBER 31,
                                                          -----------------------------
                                                           2000       1999       1998
                                                          -------    -------    -------
Annual dividend yield...................................      0.0%       0.0%       0.0%
Volatility..............................................     50.9%      54.3%      58.2%
Risk free interest rate.................................      5.2%       5.8%       4.5%
Expected life...........................................  6 years    6 years    6 years

     The weighted average grant date fair value per share of options granted during the years ended December 31, 2000, 1999, and 1998 were $8.95, $8.21, and $4.10, respectively.

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

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

     Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments are set forth below at December 31:

                                                                    2000                    1999
                                                            ---------------------   ---------------------
                                                            CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                             VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                                            --------   ----------   --------   ----------
Financial assets:
  Cash(a).................................................  $   404     $   404     $ 1,760     $ 1,760
  Restricted cash(a)......................................    7,201       7,201       2,987       2,987
  Notes Receivable(a).....................................   77,537      77,537      85,772      85,772
  Residual interest in Notes Receivable sold(b)...........   52,043      52,043      36,265      36,265
  Due from Parent(c)......................................       --          --       3,058       3,058
Financial liabilities:
  Due to Parent(c)........................................      419         419          --          --
  Borrowing under bank line of credit(c)..................   48,441      48,441       3,900       3,900
  Mortgage payable(d).....................................   11,696      11,696          --          --
  Note payable to Parent(d)...............................   17,731      17,731          --          --
  Recourse liability on notes sold(a).....................   22,282      22,282      13,908      13,908

---------------
(a) The carrying value, prior to consideration of deferred gross profit in the case of Notes Receivable, is considered to be a reasonable estimate of fair value.

(b) Fair value is determined using estimated discounted future cash flows taking into consideration anticipated prepayment and default rates. The Company utilizes the following assumptions in determining the fair value of its residual interest in Notes Receivable sold at December 31:

                                                2000         1999
                                               ------    ------------
Discount rate................................  13.50%       12.25%
Annual prepayment and default rate...........   9.0%     7.2% to 9.0%

(c) The carrying value reported approximates fair value due to the variable interest rates charged on the borrowings.

(d) The carrying value reported approximates the fair value because the interest rates charged on these obligations approximates the market rate of interest for similar types of borrowings.

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

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

(14) RELATED PARTY TRANSACTIONS

NOTES RECEIVABLE

     The Company, from time to time, acquires from and sells Notes Receivable to related parties at face value with full recourse. A summary of these transactions follows for the years ended December 31:

                                                               2000      1999      1998
                                                              ------    ------    -------
Sale of Notes Receivable:
  Members of the Board of Directors of the Parent...........  $   --    $   --    $   928
  I&I Holdings, a subsidiary of the Parent..................      --        --          7
Purchases of Notes Receivable:
  Eagle Crest Partners, Ltd., a subsidiary of the Parent....      --       473      2,709
  Running Y Resorts, Ltd., a subsidiary of the Parent.......      --       177      2,537
  I&I Holdings, a subsidiary of the Parent..................      --        --        843
  Members of the Board of Directors of the Parent...........      --        --     11,308

     With respect to Notes Receivable sold to members of the Board of Directors of the Parent and I&I Holdings, the Company serviced such receivables without compensation.

WORLDMARK

  (i) Management Contract

     The Company manages the resort properties transferred to WorldMark under the terms of a management agreement which is subject to annual approval by the Members. Under the terms of the management agreement, the Company receives a management fee equal to the lesser of 15% of WorldMark's budgeted expenditures or the full net profit of WorldMark and is reimbursed for certain expenses. In addition, the Company is responsible for paying annual dues on Vacation Credits which it owns prior to their sale to customers and reimburses WorldMark for delinquent dues on canceled memberships. WorldMark has programs whereby an Owner can use his or her Vacation Credits toward other vacation options such as package tours and cruises. Trendwest purchases the vacation packages on behalf of WorldMark and is subsequently reimbursed. WorldMark provides the owner with the package in exchange for the owner's Vacation Credits plus cash, if necessary. The Vacation Credits are deposited into a pool of Credits that are available for one-time for a fee of $.08 per credit by the Company or other owners. Trendwest utilizes these one-time use Credits in certain marketing programs. A summary of these transactions for the years ended December 31 follows:

                                                            2000      1999      1998
                                                           ------    ------    ------
WorldMark:
  Management fee income..................................  $3,877    $2,972    $1,707
  Dues expense incurred by Trendwest.....................   1,008     1,376     1,107
  Delinquent dues expense incurred by Trendwest..........     940       727       500
  Reimbursed salaries....................................   6,208    10,417     7,145
  Travel packages reimbursed by WorldMark................     430        --        --
  One-time use credits purchased by Trendwest............   1,282        --        --
  Other reimbursed expenses..............................     933       763       779

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

  (ii) Financial Information (Unaudited)

     A summary of financial information for WorldMark as of and for the years ended December 31, 2000 and 1999 is as follows:

                                                                2000        1999
                                                              --------    --------
Cash and investment securities..............................  $ 16,772    $ 13,762
Member dues receivable......................................    24,378      15,977
Other assets................................................     5,302       2,618
                                                              --------    --------
          Total assets......................................    46,452      32,357
                                                              --------    --------
Deferred revenue............................................    27,432      18,158
Other liabilities...........................................     2,992       2,020
                                                              --------    --------
          Total liabilities.................................    30,424      20,178
                                                              --------    --------
          Net assets........................................  $ 16,028    $ 12,179
                                                              ========    ========
Annual member assessments...................................  $ 36,560    $ 28,213
                                                              ========    ========
Condominiums owned, at Developers' unamortized historical
  cost......................................................  $301,436    $236,885
                                                              ========    ========

     WorldMark maintains a reserve for replacement costs of depreciable assets. Such reserves at December 31, 2000 and 1999, were $16,000 and $12,200, respectively.

WORLDMARK SOUTH PACIFIC

     The Company manages the resort properties in WorldMark South Pacific through its subsidiary Trendwest South Pacific under the terms of a management agreement which is subject to renewal every five years starting in 2000. Under the terms of the management agreement, the Company receives a management fee equal to 15% of WorldMark South Pacific's expenditures (excluding the management fee). In addition, the Company is responsible for paying annual dues on Vacation Credits which it owns prior to their sale to customers and reimburses WorldMark South Pacific for delinquent dues on canceled memberships. A summary of these transactions for the years ended December 31 follows:

                                                              2000
                                                              ----
WorldMark South Pacific
  Management fee income.....................................  $ 47
  Dues expense incurred by Trendwest........................   279

     WorldMark South Pacific maintains a reserve for replacement costs of depreciable assets. Such reserves at December 31, 2000 were $49.

PARENT AND OTHER RELATED PARTIES

     The Company has an open revolving credit line with its Parent to meet operating needs and invest excess funds. The credit line is $10 million and is payable on demand. It bears interest at the prime rate plus 1% per annum (10.50% and 9.50% at December 31, 2000 and 1999, respectively). Outstanding borrowings under this credit agreement were $419 and $0 at December 31, 2000 and 1999, respectively. The Company periodically lends excess funds to the Parent at the prime rate minus 2% (7.50% and 6.50% at December 31, 2000 and 1999, respectively). Outstanding lendings under this agreement were $0 and $3,058 at December 31, 2000 and 1999, respectively.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

     The Company also reimburses the Parent for administrative services received and its share of insurance expenses. A summary of these transactions follows for the years ended December 31:

                                                            2000      1999      1998
                                                           ------    ------    ------
Parent:
  Interest income........................................  $   44    $   31    $  141
  Interest expense.......................................     114       129        26
  Insurance expense......................................   5,224     3,927     2,624

     In 1998, the Company purchased 25 condominium units at a cost of $3,462 from Running Y Resorts.

(15) MOUNTAINSTAR DEVELOPMENT

     The Company is developing a resort in central Washington known as MountainStar. Prior to June, 2000, the Parent owned the land and the Company was acting as the developer. In June of 2000, the Company acquired the MountainStar development from its Parent. The purchase price was $47,600, consisting of $25,000 in cash, a $17,731 unsecured note payable to Parent and the settlement by the Company of a $4,869 intercompany receivable from Parent. The excess of the purchase price over Parent's historical cost was treated as a non-cash reduction to retained earnings due to the accounting requirement to use historical cost on such a transfer from a controlling shareholder. The Company recorded the asset at Parent's historical cost of $44,300; the excess $3,300 of the purchase price over this amount reduced retained earnings. The cash payment was funded primarily through the Company's existing credit facilities.

     The property is located approximately 80 miles east of Seattle, Washington. The Company plans to develop the property as two separate projects: the MountainStar Master Planned Resort (MPR) and the City of Cle Elum Urban Growth Area (UGA).

     Plans for the 6,300 acre MPR include at least two golf courses, numerous recreational amenities and 4,650 dwelling units including two lodges, condominiums, cabins and vacation homes. The MPR land use plan has been approved by Kittitas County. The land use plan, as expected, has been appealed. The Company is also working on several strategies to provide adequate water to develop the proposed projects. There can be no assurance that these strategies will be successful. If the Company is unable to achieve its objectives with regards to water rights or if the land use plan is overturned on appeal, the actual development of the MPR could be materially different than outlined above.

     The 1,100 acre UGA is planned as a mixed use development including a primary home community, condominiums, an office park, a golf course and apartment units. The City of Cle Elum is scheduled to release the Draft Environmental Impact Statement in Spring, 2001. The entitlement process for the UGA is independent from the entitlement process for the MPR. If the Company is not successful in obtaining the desired entitlements for the UGA, the final development of the property could be materially different than outlined above.

     The Company does not anticipate generating revenue from either project during 2001.

(16) COMMITMENTS AND CONTINGENCIES

PURCHASE COMMITMENTS

     The Company routinely enters into purchase agreements with various parties to acquire and build resort properties. At December 31, 2000, the Company has outstanding purchase commitments of $68,662 related to properties under development.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

SURETY AND PERFORMANCE BONDS

     The Company utilizes surety and performance bonds as part of developing resort properties. As of December 31, 2000, there were $5.4 million in surety bonds outstanding.

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

LEASE COMMITMENTS

     The Company has various operating lease agreements, primarily for sales offices. These obligations generally have remaining noncancelable terms of five years or less. Future minimum lease payments are as follows for the years ending December 31:

2001........................................................  $6,770
2002........................................................   6,028
2003........................................................   4,494
2004........................................................   3,894
2005........................................................   2,707
Thereafter..................................................   1,212

     Rental expense amounted to $5,925, $4,225, and $3,262 for the years ended December 31, 2000, 1999 and 1998, respectively.

(17) SEGMENT REPORTING

     The Company has two reportable segments; sales and financing. The sales segment markets and sells Vacation Credits and Fractional Interests. The finance segment is primarily responsible for servicing and collecting Notes Receivable originated in conjunction with the financing of sales of Vacation Credits and Fractional interest Sales. The finance segment does not include the activities of the Company's finance subsidiaries. Management evaluates the business based on sales and marketing activities as these are the primary drivers of the business.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profits or losses from sales and marketing activities on a pre-tax basis. Intersegment revenues are recorded at market rates as if the transactions occurred with third parties. Assets are not reported by segment.

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

     The following tables summarize the segment activity of the Company:

                                                                                         SEGMENT
                                                            SALES     FINANCE   OTHER     TOTAL
                                                           --------   -------   ------   --------
YEAR ENDED DECEMBER 31, 2000:
External revenue.........................................  $293,130   $ 3,943   $4,763   $301,836
Interest revenue -- net..................................        --     4,373               4,373
Interest revenue -- intersegment.........................        --     6,712               6,712
Intersegment revenue.....................................        --     1,933               1,933
                                                           --------   -------   ------   --------
  Segment revenue........................................  $293,130   $16,961   $4,763   $314,854
Segment profit...........................................  $ 53,026   $11,036   $3,004   $ 67,066
SIGNIFICANT NON-CASH ITEMS:
Provision for doubtful accounts, sales returns and
  recourse liability.....................................  $ 27,015        --       --   $ 27,015

                                                                                         SEGMENT
                                                            SALES     FINANCE   OTHER     TOTAL
                                                           --------   -------   ------   --------
YEAR ENDED DECEMBER 31, 1999:
External revenue.........................................  $234,315   $ 4,463   $3,710   $242,488
Interest revenue -- net..................................        --     5,552       --      5,552
Interest revenue -- intersegment.........................        --     3,839       --      3,839
Intersegment revenue.....................................        --     1,605       --      1,605
                                                           --------   -------   ------   --------
  Segment revenue........................................  $234,315   $15,459   $3,710   $253,484
Segment profit...........................................  $ 40,035   $10,890   $2,054   $ 52,979
SIGNIFICANT NON-CASH ITEMS:
Provision for doubtful accounts, sales returns and
  recourse liability.....................................  $ 21,407        --       --   $ 21,407
Gain on sale of property and equipment...................        --   $   869       --   $    869

                                                                                         SEGMENT
                                                            SALES     FINANCE   OTHER     TOTAL
                                                           --------   -------   ------   --------
YEAR ENDED DECEMBER 31, 1998:
External revenue.........................................  $170,817   $ 2,985   $2,329   $176,131
Interest revenue -- net..................................        --     4,132       --      4,132
Interest revenue -- intersegment.........................        --     2,870       --      2,870
Intersegment revenue.....................................        --       976       --        976
                                                           --------   -------   ------   --------
  Segment revenue........................................  $170,817   $10,963   $2,329   $184,109
Segment profit...........................................  $ 25,205   $ 7,651   $  929   $ 33,785
SIGNIFICANT NON-CASH ITEMS:
Provision for doubtful accounts, sales returns and
  recourse liability.....................................  $ 15,435        --       --   $ 15,435

                            TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        DECEMBER 31, 2000, 1999 AND 1998
                         (DOLLAR AMOUNTS IN THOUSANDS)

     The following table provides a reconciliation of segment revenues and profits to the consolidated amounts:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Segment revenue........................................  $314,854   $253,484   $184,109
Interest expense reported net of capitalized
  interest.............................................       479        442        353
Elimination of intersegment revenue....................    (8,645)    (5,444)    (3,846)
Finance subsidiaries revenue...........................    30,950     25,644     20,341
                                                         --------   --------   --------
     CONSOLIDATED REVENUE..............................  $337,638   $274,126   $200,957
                                                         ========   ========   ========
Segment profit.........................................  $ 67,066   $ 52,979   $ 33,785
Corporate overhead not included in segment reporting...   (18,983)   (15,091)   (11,463)
Finance subsidiaries profit............................    22,017     19,243     16,432
                                                         --------   --------   --------
  CONSOLIDATED PRE-TAX INCOME..........................  $ 70,100   $ 57,131   $ 38,754
                                                         ========   ========   ========

     The Company's revenue from external customers derived from sales within the United States totaled $287,795, $234,665, and $170,817 for the years ended December 31, 2000, 1999, and 1998, respectively. Revenue from external customers derived from sales in all foreign countries totaled $5,335, $0, and $0 for the years ended December 31, 2000, 1999, and 1998, respectively. Revenue from external customers is attributed to countries based on the location where the sale was made. Substantially all of the Company's long-lived assets are located within the United States. The net assets of foreign operations totaled $6,140 at December 31, 2000.

(18) SUBSEQUENT EVENT

     On February 21, 2001, the Board of Directors declared a 3 for 2 stock split for shareholders of record on March 15, 2001, payable on March 29, 2001. All share data and earnings per share figures presented have been adjusted to reflect the stock split as if it were effective for all periods presented.