Form 10-Q
period 2001-03-31
TRENDWEST RESORTS INC
filed 2001-05-15
CIK 1021252

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ______________


Commission file number 000-22979

                             Trendwest Resorts, inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Oregon                               93-1004403
 -----------------------------------     --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
           incorporation)

9805 Willows Road
Redmond, Washington                                                   98052
-------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


(Registrant's telephone number, including area code)          (425) 498-2500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's no-par voting common stock outstanding as of May 8, 2001: 25,274,955 shares.

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                                                TRENDWEST RESORTS, INC.
                                                   AND SUBSIDIARIES

                                         Condensed Consolidated Balance Sheets
                                                (dollars in thousands)
                                                      (Unaudited)

                                                                                      March 31,          December 31,
                                   Assets                                                2001                2000
                                                                                   -----------------    ----------------
     Cash                                                                      $           447                 404
     Restricted cash                                                                    11,093               7,201
     Notes Receivable, net of allowance for doubtful accounts, sales
        returns and deferred gross profit                                               87,594              76,197
     Accrued interest and other receivables                                              7,825               8,171
     Residual interest in Notes Receivable sold                                         55,905              52,043
     Inventories                                                                       123,041             104,218
     MountainStar development                                                           60,361              56,536
     Property and equipment, net                                                        32,849              29,948
     Refundable income taxes                                                                --               5,688
     Other assets                                                                        7,121               6,599
                                                                                   -----------------    ----------------

                     Total assets                                              $       386,236             347,005
                                                                                   =================    ================

                    Liabilities and Shareholders' Equity

Liabilities:
     Accounts payable and bank overdraft                                                 4,293               9,706
     Accrued liabilities                                                                27,511              21,538
     Accrued construction in progress                                                    6,250               2,855
     Due to Parent                                                                       1,243                 419
     Note payable to Parent                                                             17,731              17,731
     Borrowing under bank line of credit                                                62,228              48,441
     Mortgage payable                                                                   11,686              11,696
     Allowance for recourse liability and deferred gross profit on Notes
        Receivable sold                                                                 30,771              26,846
     Current income taxes payable                                                        5,628                  --
     Deferred income taxes                                                                 136                 330
                                                                                   -----------------    ----------------

                     Total liabilities                                                 167,477             139,562

Shareholders' equity:
     Preferred stock, no par value.  Authorized 10,000,000 shares;
        no shares issued or outstanding                                                     --                  --
     Common stock, no par value.  Authorized 90,000,000 shares;
        issued and outstanding 25,258,755 and 25,196,997 shares at
        March 31, 2001 and December 31, 2000, respectively.                             55,017              54,119
     Accumulated other comprehensive loss                                              (1,885)               (522)
     Retained earnings                                                                 165,627             153,846
                                                                                   -----------------    ----------------

                     Total shareholders' equity                                        218,759             207,443

Commitments and contingencies
                                                                                   -----------------    ----------------

                     Total liabilities and shareholders' equity                $       386,236             347,005
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

                                             TRENDWEST RESORTS, INC.
                                                AND SUBSIDIARIES

                                   Condensed Consolidated Statements of Income

                                  (dollars in thousands, except per share data)
                                                   (Unaudited)

                                                                                       Three months ended March 31,
                                                                                         2001                2000
                                                                                   -----------------    ----------------
Revenues:
     Vacation Credit and Fractional Interest sales, net                        $        92,576              62,513
     Finance income                                                                      3,424               4,228
     Gains on sales of Notes Receivable                                                  6,255               3,589
     Resort management services                                                            980               1,613
     Other                                                                               1,742               1,251
                                                                                   -----------------    ----------------

                  Total revenues                                                       104,977              73,194
                                                                                   -----------------    ----------------

Costs and operating expenses:
     Vacation Credit and Fractional Interest cost of sales                              26,048              14,591
     Resort management services                                                            404                 422
     Sales and marketing                                                                43,231              30,580
     General and administrative                                                          9,294               7,250
     Provision for doubtful accounts and recourse
        liability                                                                        6,751               4,254
     Interest                                                                               74                  47
                                                                                   -----------------    ----------------

             Total costs and operating expenses                                         85,802              57,144
                                                                                   -----------------    ----------------

             Income before income taxes                                                 19,175              16,050

Income tax expense                                                                       7,394               6,380
                                                                                   -----------------    ----------------

             Net income                                                        $        11,781               9,670
                                                                                   =================    ================


Basic net income per common share                                              $           .47                 .38

Diluted net income per common share                                            $           .46                 .38


Weighted average shares of common stock and dilutive potential common stock outstanding:
     Basic                                                                             25,215,096          25,454,405

     Diluted                                                                           25,496,248          25,553,636



See accompanying notes to the condensed consolidated financial statements.

                                           TRENDWEST RESORTS, INC.
                                              AND SUBSIDIARIES

                               Condensed Consolidated Statements of Cash Flow
                                           (dollars in thousands)
                                                 (Unaudited)

                                                                                       Three months ended March 31,
                                                                                   -------------------------------------
                                                                                         2001                2000
                                                                                   -----------------    ----------------
Cash flows from operating activities:
     Net income                                                                $           11,781               9,670
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                         881                 594
        Amortization of residual interest in Notes Receivable sold                          3,638               3,125
        Provision for doubtful accounts, sales returns and recourse liability               8,018               5,620
        Recoveries of Notes Receivable charged off                                             44                  52
        Residual interest in Notes Receivables sold                                        (7,741)             (3,674)
        Unrealized loss on residual interest in Notes Receivable sold                         616                  --
        Contract servicing liability arising from sale of Notes Receivable                    148                  --
        Amortization of contract servicing liability                                         (413)               (186)
        Change in deferred gross profit                                                       498                 (30)
        Deferred income tax expense (benefit)                                                  56                (539)
        Issuance of Notes Receivable                                                      (77,687)            (54,338)
        Proceeds from sale of Notes Receivable                                             54,200              42,332
        Proceeds from repayment of Notes Receivable                                        12,137              16,596
        Purchase of Notes Receivable                                                       (5,656)             (4,950)
        Changes in certain assets and liabilities:
           Restricted cash                                                                 (3,892)             (4,120)
           MountainStar development                                                        (3,825)                 --
           Inventories                                                                    (20,911)             (6,405)
           Accounts payable and accrued liabilities                                         4,426                 713
           Income taxes payable                                                             5,628               6,319
           Refundable income taxes                                                          5,688                  --
           Other                                                                             (226)             (2,154)
                                                                                   -----------------    ----------------

     Net cash (used in) provided by operating activities                                  (12,592)              8,625
                                                                                   -----------------    ----------------

Cash flows from investing activities:
     Purchase of property and equipment                                                    (2,422)             (1,178)
                                                                                   -----------------    ----------------

     Net cash provided by (used in) investing activities                                   (2,422)             (1,178)
                                                                                   -----------------    ----------------

Cash flows from financing activities:
     Net borrowing (repayment) under bank line of credit and other                         13,401              (3,900)
     Repayments of mortgage payable                                                           (10)                 --
     Decrease in receivable from Parent                                                        --              (1,279)
     Increase in due to Parent                                                                824                  --
     Issuance of common stock                                                                 923                 166
     Repurchase of common stock                                                               (25)             (2,597)
                                                                                   -----------------    ----------------

     Net cash provided by (used in) financing activities                                   15,113              (7,610)
                                                                                   -----------------    ----------------

     Net (decrease) increase in cash                                                           99                (163)

Effect of foreign currency exchange rates on cash                                             (56)                 58

Cash at beginning of period                                                                   404               1,760
                                                                                   -----------------    ----------------

Cash at end of period                                                          $              447               1,655
                                                                                   =================    ================

See accompanying notes to the condensed consolidated financial statements.

                                            TRENDWEST RESORTS, INC.
                                               AND SUBSIDIARIES

                                 Condensed Consolidated Cash Flow Information
                                                  (continued)
                                            (dollars in thousands)
                                                  (unaudited)

                                                                                       Three months ended March 31,
                                                                                   -------------------------------------
                                                                                         2001                2000
                                                                                   -----------------    ----------------
Supplemental disclosures of cash flow information - cash paid during the period for:
        Interest (excluding capitalized amounts of $1,840 and $102,
          respectively)                                                        $             --                  47
        Income taxes, net of refunds received                                           (3,261)                  --


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

These condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

These statements should be read in conjunction with the audited financial statements and footnotes included in the Company's 2000 Form 10-K filed with the Securities and Exchange Commission (SEC). The accounting policies used in preparing these financial statements are the same as those described in such Form 10-K, unless otherwise noted herein.

Note 2 - New Accounting Pronouncements

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of FAS 133 did not have a material effect as of the adoption date of January 1, 2001, nor for the period ended March 31, 2001. On the date derivative contracts are entered into, the Company designates the derivative as either (a) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), (c) a hedge of a net investment in a foreign operation (net investment hedge), or (d) a non-accounting hedge. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. For cash-flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income to the extent of effectiveness. For net investment hedge transactions, changes in the fair value are recorded as a component of the foreign currency translation account that is also included in other comprehensive income.

The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings. From time to time, the Company acquires resorts outside of the United States, where payment for the resort is denominated in a foreign currency. It is the Company's policy to assess such transactions and ensure that any foreign exchange risks associated with the transaction are appropriately managed. As a result of this, the Company periodically enters into economic hedges by purchasing foreign exchange contracts as a hedge against foreign denominated commitments to purchase resort properties. As of March 31, 2001, the Company had foreign exchange contracts with notional amounts of approximately $2,081 CDN at a rate of $1.4955 CDN/US and $16,919 CDN at a rate of $1.4905 CDN/US for fixed purchase commitments. The impact of recording the fair values of the forward contracts were $408, net of tax benefit, and have been included in other comprehensive income for the quarter.

In September 2000, the FASB issued SFAS No. 140, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and rescinds SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS 140 revises SFAS 125's standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted the new disclosures required under SFAS 140 as of December 31, 2000. SFAS 140 is to be applied prospectively with certain exceptions. SFAS 140 is not expected to have a material impact on the Company's consolidated results of operations or financial position.

Note 3 - Foreign Currency Translation

Assets and liabilities in foreign functional currencies are translated into U.S. dollars based upon the prevailing currency exchange rates in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the year. Translation gains and losses are not included in the determination of net income but are accumulated in a separate component of shareholders' equity. Transaction gains or losses are recorded in the results of operations and were insignificant for the three month period ended March 31, 2001.

Note 4 -- Comprehensive Income

Comprehensive income is comprised of the following:

                                                                  Three months ended
                                                                       March 31,
                                                              ----------------------------
                                                                 2001            2000
                                                              ------------    ------------
Net income                                                 $       11,781           9,670
Other comprehensive loss:
     Change in cumulative effect of foreign currency
     translation                                                    (955)              14
     Unrealized derivative losses, net of tax effect                (408)              --
                                                              ------------    ------------
Comprehensive income                                       $       10,418           9,684
                                                              ============    ============


Note 5 - Stock Split

On February 21, 2001, the Board of Directors declared a 3 for 2 stock split for shareholders of record on March 15, 2001, payable on March 29, 2001. Shares outstanding and earnings per share figures contained in this Form 10-Q and in the condensed consolidated financial statements contained herein have been adjusted to reflect the stock split as if it were effective for all periods presented.

Note 6 - Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current presentation.

Note 7 - Basic and Diluted Net Income Per Common Share

The following presents the reconciliation of weighted average shares used for basic and diluted net income per share:

                                                                              Three months ended March 31,
                                                                         ----------------------------------------
                                                                               2001                  2000
                                                                         -----------------     ------------------
         Basic
         Basic weighted average shares                                      25,215,096            25,454,404

         Diluted
         Effect of dilutive securities                                         281,152                99,232
                                                                         -----------------     ------------------
         Diluted weighted average shares outstanding                        25,496,248            25,553,636
                                                                         =================     ==================

Net income available to common shareholders for basic net income per share was $11,781 and $9,670 for the three months ended March 31, 2001 and 2000, respectively.

At March 31, 2001 and 2000, there were options to purchase 0 and 669,000 shares of common stock outstanding, respectively, which were antidilutive and therefore not included in the computation of diluted net income per share.

Note 8 - Inventories

Inventories consist of Vacation Credits and construction in progress as follows:

                                                                          March 31,           December 31,
                                                                             2001                 2000
                                                                       -----------------     ----------------
        Vacation Credits                                            $        18,246                16,829
        Construction in progress                                            104,795                87,389
                                                                       -----------------     ----------------

                 Total inventories                                  $       123,041               104,218
                                                                       =================     ================


Note 9 - Notes Receivable, Allowance For Doubtful Accounts, Recourse Liability and Sales Returns

The following table summarizes the Company's total Notes Receivable portfolio at:

                                                                          March 31,           December 31,
                                                                             2001                 2000
                                                                       -----------------    ------------------
        Total Notes Receivable                                      $       538,091              502,762
        Less Notes Receivable sold                                         (432,027)            (407,215)
                                                                       -----------------    ------------------

        Gross on balance sheet Notes Receivable                             106,064               95,547
                                                                       =================    ==================

        Unencumbered Notes Receivable                                        51,206               37,873
        Retained interest in Notes Receivable sold                           54,858               57,674
                                                                       -----------------    ------------------

        Gross on balance sheet Notes Receivable                             106,064               95,547

        Less: Deferred gross profit                                          (1,381)              (1,340)
               Allowance for doubtful accounts and sales returns            (17,089)             (18,010)
                                                                       -----------------    ------------------

        Notes Receivable, net                                       $        87,594               76,197
                                                                       =================    ==================


The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the three months ended March 31, 2001 and the year ended December 31, 2000:

                                                                               2001                  2000
                                                                         -----------------     ------------------
         Balances at beginning of period                            $          40,292                29,087

         Provision for doubtful accounts, sales returns and
             recourse liability                                                 8,018                27,015
         Notes receivable charged-off and sales returns net of
             Vacation Credits recovered                                        (5,515)              (16,061)
         Recoveries                                                                44                   251
                                                                         -----------------     ------------------

         Balances at end of period                                  $          42,839                40,292
                                                                         =================     ==================


         Allowance for doubtful accounts and sales returns          $          17,089                18,010
         Recourse Liability on notes receivable sold                           25,750                22,282
                                                                         -----------------     ------------------
                                                                    $          42,839                40,292
                                                                         =================     ==================

Note 10 - Commitments and Contingencies

(a) Purchase Commitments
The Company routinely enters into purchase agreements with various parties to acquire and build resort properties. At March 31, 2001, the Company had outstanding purchase commitments of $51,124 related to properties under development.

(b) Surety and Performance Bonds
The Company utilizes surety and performance bonds as part of developing resort properties. As of March 31, 2001, there were $5,587 in surety bonds outstanding.

(c) Litigation
The Company is involved in various claims and lawsuits arising from the ordinary course of business. Management believes that outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

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

The following tables summarize the segment activity of the Company:

                                                                                                   Segment
Three months ended March 31, 2001:                   Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $        92,576          1,258            980           94,814
Interest revenue - net                                     --          1,082             --            1,082
Interest revenue-intersegment                              --          1,991             --            1,991
Intersegment revenue                                       --            305             --              305
                                                   -----------    -----------     -----------    -------------
         Segment revenue                      $        92,576          4,636            980           98,192

Segment profit                                $        14,301          2,895            576           17,772

Significant non-cash items:
Provision for doubtful accounts, sales
  returns and recourse liability                        8,018             --             --            8,018

                                                                                                   Segment
Three months ended March 31, 2000:                   Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $        62,513          1,036          1,613           65,162
Interest revenue - net                                     --          1,311             --            1,311
Interest revenue-intersegment                              --          1,531             --            1,531
Intersegment revenue                                       --            296             --              296
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $        62,513          4,174          1,613           68,300

Segment profit                                $        11,889          2,868          1,191           15,948

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                          5,614             --             --            5,614


The following table provides a reconciliation of segment revenues and profits to the consolidated amounts:

                                                       Three months ended March 31,
                                                    ---------------------------------------
                                                         2001                    2000
                                                    ----------------        ---------------
Segment revenue                                   $       98,192                  68,300
\Interest expense reported net of interest
    income                                                    74                      47
Elimination of intersegment revenue                       (2,296)                 (1,827)
Other subsidiaries revenue                                 9,007                   6,674
                                                    ----------------        ---------------
                 Consolidated revenue             $      104,977                  73,194
                                                    ================        ===============

Segment profit                                    $       17,772                  15,948
Corporate overhead not included in segment
    reporting                                             (5,742)                 (4,212)
Other subsidiaries profit                                  7,145                   4,314
                                                    ----------------        ---------------
             Consolidated pre-tax income          $       19,175                  16,050
                                                    ================        ===============

The Company's revenue from external customers derived from sales within the United States totaled $88,000 and $62,513 for the three months ended March 31, 2001 and 2000, respectively. Revenue from external customers derived from sales in all foreign countries totaled $4,576 and $0 for the three months ended March 31, 2001 and 2000, respectively. Revenue from external customers is attributed to countries based on the location where the sale was made. Substantially all of the Company's long-lived assets are located within the United States. The net assets of foreign operations totaled $6,822 at March 31, 2001.

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

The Company achieved total revenues of $105.0 million for the three months ended March 31, 2001, compared to $73.2 million for the three months ended March 31, 2000, an increase of 43.4%. The principal reason for the overall improvement was a 39.8% increase in Vacation Credit sales to $87.4 million for the three months ended March 31, 2001, from $62.5 million for the three months ended March 31, 2000. In addition, $5.2 million in Fractional Interest sales from the Depoe Bay, Oregon, resort were recognized during the first three months of 2001. No Fractional Interest sales were recognized in 2000. The increase in Vacation Credit sales was primarily the result of a 28.6% increase in the number of Vacation Credits sold in the United States, to 58.9 million for the three months ended March 31, 2001, from 45.8 million for the three months ended March 31, 2000. The increase in Vacation Credits sold was largely attributable to continued improvement in existing sales offices, improved performance in the eleven new offices opened during 2000, and increased Upgrade Sales. Revenues from Upgrade Sales increased 34.0% to $13.4 million for the three months ended March 31, 2001, from $10.0 million for the three months ended March 31, 2000. The increase in Upgrade sales is the result of continuing satisfaction on the part of WorldMark Owners and the ongoing growth in the owner base.

In the United States, the average price per Vacation Credit sold increased to $1.41 per credit for the three months ended March 31, 2001, versus $1.37 per credit for the three months ended March 31, 2000, primarily as a result of a $0.05 increase in the selling price of Vacation Credits effective July 1, 2000, and an $0.05 increase in the price of Upgrade Vacation Credits effective September 1, 2000.

For the quarter ended March 31, 2001, financing activities generated $9.7 million in revenues, compared to $7.8 million in the same quarter last year, a 24% increase. This increase is largely due to increased gains on sales of Notes Receivable. Gains increased due to increased sales of Notes Receivable. In addition, interest rates fell during the quarter, increasing the net interest spread and thus increasing the gains recognized.

Vacation Credit and Fractional Interest cost of sales, as a percentage of Vacation Credit and Fractional Interest sales, was 28.1% for the three months ended March 31, 2001, versus 23.4% for the three months ended March 31, 2000. This increase is a result of the higher cost of sales of Fractional Interest sold during 2001, as well as the lower cost of the units at Fiji and at Rancho Vistoso in Arizona contributed to WorldMark during the first quarter of 2000, both of which had product costs lower than the Company's historical average. Over the remainder of 2001, the Company expects product cost, as a percentage of Vacation Credit sales, to remain at a similar level to first quarter results. The Company expects to recognize the remaining incremental revenue from the Fractional Sales program at the second phase of Depoe Bay, with its higher product cost as a percentage of sales, by the end of the third quarter, with most of this revenue being recognized in the second quarter.

Sales and marketing costs, as a percentage of Vacation Credit and Fractional Interest sales, were 46.7% for the three months ended March 31, 2001, as compared to 49.0% for the three months ended March 31, 2000. This decrease was a result of the Company experiencing strong sales system wide. In addition, Fractional Interest sales have lower relative sales and marketing costs, offset by higher product cost.

General and administrative expenses increased 27.4% to $9.3 million for the three months ended March 31, 2001, from $7.3 million for the three months ended March 31, 2000. As a percentage of total revenue, general and administrative costs decreased to 8.9% for the three months ended March 31, 2001, versus 10.0% for the three months ended March 31, 2000. In the first quarter of 2000, the Company fully expensed start-up costs for the new Midwest and South Pacific regions without the corresponding benefit of sales.

Resort management services contributed $1.0 million to total revenues, down from last year's $1.6 million as higher utility costs at Western resorts and higher labor costs negatively impacted the management fee received from WorldMark. The Company is currently evaluating various profit improvement initiatives to bring management fees more in line with prior periods.

Provision for doubtful accounts and recourse liability, as a percentage of Vacation Credit and Fractional Interest sales, was 7.3% for the first quarter of 2001 versus 6.9% for the comparable period last year. This increase was the result of a higher mix of sales in newer sales offices with expected default rates higher than the Company's average historical experience.

The Company maintains an allowance for doubtful accounts in respect of the Notes Receivable owned by the Company and an allowance for recourse liability in respect of the Notes Receivable that have been sold by the Company. The aggregate amount of these allowances at March 31, 2001 and December 31, 2000, were $41.4 million, and $38.9 million, respectively, both representing approximately 7.7% of the total portfolio of Notes Receivable at those dates, including the Notes Receivable that had been sold by the Company. No assurance can be given that these allowances will be adequate, and if the amount of the Notes Receivable that are ultimately written off materially exceed the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Note Receivable origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends in estimating the allowance for doubtful accounts and recourse liability. The Company also utilizes experience factors of more mature sales sites in establishing the allowance for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the credits associated with such charge-offs to inventory. At March 31, 2001 and December 31, 2000, 2.2% and 2.3% of the Company's total receivables portfolio of $538.1 million and $502.8 million, respectively, were more than 60 days past due.

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

During the three months ended March 31, 2001 and 2000, cash (used in) provided by operating activities was ($12.6) million and $8.6 million, respectively. Cash used in operating activities increased principally due to the increased issuance of Notes Receivable and increased expenditures for inventory. For the three months ended March 31, 2001, cash provided by operating activities resulted primarily from sales and repayments of Notes Receivable of $66.3 million, a decrease in accounts payable and accrued liabilities of $4.4 million, an increase in taxes payable of $5.6 million, and net income of $11.8 million. For the three months ended March 31, 2001, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $83.3 million, and an increase in inventory of $20.9 million. For the three months ended March 31, 2000, cash provided by operating activities resulted primarily from sales and repayments of Notes Receivable of $58.9 million, an increase in taxes payable of $6.3 million, and net income of $9.7 million. For the three months ended March 31, 2000, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $59.3 million to finance the purchase of Vacation Credits by Owners, and an increase in inventory of $6.4 million.

Net cash used in investing activities for the three months ended March 31, 2001 and 2000, was $2.4 million and $1.2 million, respectively. Cash used in investing activities for the three months ended March 31, 2001, was the result of leasehold, furniture, and equipment purchases to support the new sales offices opened to support expansion of both US and South Pacific operations. Cash used in investing activities for the three months ended March 31, 2000, was the result of furniture and equipment purchases to support the Company's ongoing growth.

Net cash provided by (used in) financing activities for the three months ended March 31, 2001 and 2000, was $15.1 million and ($7.6) million, respectively. For the three months ended March 31, 2001, cash provided by financing activities was principally the result of an increase in net borrowings under the bank line of credit and other of $13.4 million, issuance of common stock of $0.9 million, and an increase in due to Parent of $0.8 million. For the three months ended March 31, 2000, cash used in financing activities was principally the result of a decrease in net borrowings under the bank line of credit of $3.9 million, repurchase of common stock of $2.6 million, and decrease in receivable from Parent of $1.3 million.

The Company has a three-year, $85.0 million unsecured revolving credit agreement (Credit Agreement) with a group of banks. The Agreement allows for borrowings in Australian dollars up to a maximum of $25 million US dollar equivalent. The Agreement provides for borrowings at either a reference rate or at LIBOR rates plus the applicable margin for the level of borrowings outstanding. In addition, the Agreement requires a quarterly commitment fee of 0.30% to 0.50% based on the usage level of the total commitment. Available borrowings under the Agreement are subject to a borrowing base which is a percentage of Notes Receivable and inventory, including property under development. Under the terms of the Credit Agreement, the Company is required to maintain certain interest coverage ratios and capitalization ratios and also imposes limitations on certain liens and carrying amounts of inventory. The Agreement was amended during the first quarter. The amendment increased the total commitment from $60 million to $85 million, raised the Australian dollar limit to $25 million US dollar equivalent, increased the quarterly commitment fee, and provided a first mortgage on the MountainStar property. Borrowings outstanding at March 31, 2001 and December 31, 2000, were $62.2 million and $48.4 million, respectively, at weighted average interest rates of 7.60% and 8.48%.

The Company has a $10 million open line of credit with the Parent which bears interest at prime plus 1.25% (currently 9.25%) per annum. The line of credit is payable on demand. As of March 31, 2001, there was $1.2 million in indebtedness to the Parent. The Company may advance excess funds to the Parent at the prime rate minus 1.75% (currently 6.25%) per annum. At March 31, 2001, there was no Receivable from Parent.

For the remainder of 2001, the Company anticipates spending approximately $85.5 million for acquisitions and development of new resort properties and for expansion and development activities. The Company plans to fund these expenditures with cash generated from operations, borrowings on the bank line of credit and further sales and securitizations of Notes Receivable. The acquisition of new resort sites and properties is an ongoing process and availability of certain properties in desired locations could result in increased expenditures for such activities. The Company believes that, with respect to its current operations, cash generated from operations and future borrowings, will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 2001.

Since completed units at various resort properties are acquired or developed in advance and a significant portion of the purchase price of Vacation Credits is financed by the Company, the Company continually needs funds to acquire and develop property, to carry Notes Receivable contracts and to provide working capital. The Company has historically secured additional funds through the sale of Notes Receivable through the Finance Subsidiaries, borrowings under the $85.0 million revolving line of credit and loans from the Parent. See "Risk Factors - Dependence on Acquisitions of Additional Resort Units for Growth; Need for Additional Capital" of the Company's 2000 Form 10-K.

In the future, the Company may negotiate additional credit facilities, or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, at a fixed or variable interest rate, and may be subject to such additional terms as management deems appropriate.

Both WorldMark The Club and WorldMark South Pacific maintain replacement reserves for the Resorts, which are funded from the annual assessments of the Owners. At March 31, 2001, the amount of The Clubs' reserve was approximately $17.1 million. The replacement reserve is utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in The Clubs' Resorts in which all units are owned by The Clubs. The Company may advance funds to either Club from time to time.

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

The functional currency of the Company's Australian operations is the Australian dollar. The Australian operations are funded through the $85 million credit facility, which has an Australian dollar sub-limit of up to $25 million US dollar equivalent. The Company is also subject to foreign currency exchange rate risk when developing resort properties denominated in a foreign currency. As the Company continues expanding its operations worldwide, there will be additional exposure to foreign currency exchange rate risk. The Company occasionally enters into foreign exchange contracts to reduce exposure to exchange rate risk. In January 2001, the Company entered into a forward exchange contract, to receive $2,081 CDN at a rate of $1.4955 CDN/US on July 3, 2001, and $16,919 CDN at a rate of $1.4905 CDN/US on September 30, 2002. The Company is also exposed to credit losses in the event of nonperformance by the counterparties to its foreign exchange contracts. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

The Company does not maintain a trading account for any class of financial instrument, it does not purchase high risk derivative instruments and it is not directly subject to commodity price risk.

There have been no material changes to the Company's exposure to market risk since December 31, 2000.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

          Incorporated by reference. See Note 11 of "Notes to Condensed Consolidated Financial Statements."

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

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26861).

(a)      Reports on Form 8-K

                  FORM 8-K dated February 27, 2001, on Item 5. Other Events - Stock Split., relating to the 3 for 2 stock split declared by the Board of Directors on February 21, 2001, effective for stockholders of record on March 15, 2001.

                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRENDWEST RESORTS, INC.




Date:      May 15, 2001               /s/ WILLIAM F. PEARE
           ----------------           -----------------------------------------
                                      William F. Peare
                                      President, Chief Executive Officer and
                                      Director (Principal Executive Officer)


Date:      May 15, 2001               /s/ TIMOTHY P. O'NEIL
           ----------------           -----------------------------------------
                                      Timothy P. O'Neil
                                      Vice President, Chief Financial Officer
                                      (Principal Financial Officer)