Form 10-Q
period 2001-06-30
TRENDWEST RESORTS INC
filed 2001-08-14
CIK 1021252

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2001

[  ]   Transition report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the transition period from ____________ to ______________


Commission file number 000-22979

                             Trendwest Resorts, inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Oregon                                      93-1004403
--------------------------------               --------------------------------
  (State or other jurisdiction                        (I.R.S. Employer
        of incorporation)                            Identification No.)

9805 Willows Road
Redmond, Washington                                                      98052
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)    (425) 498-2500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's no-par voting common stock outstanding as of August 6, 2001: 25,290,298 shares.

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)
                                   (Unaudited)

                                                                                       June 30,          December 31,
                                   Assets                                                2001                2000
                                                                                   -----------------    ----------------
     Cash                                                                      $             846                  404
     Restricted cash                                                                      10,159                7,201
     Notes Receivable, net of allowance for doubtful accounts, sales returns
        and deferred gross profit                                                        100,302               76,197
     Accrued interest and other receivables                                               11,735                8,171
     Residual interest in Notes Receivable sold                                           58,442               52,043
     Inventories                                                                         121,069              104,218
     MountainStar development                                                             63,724               56,536
     Property and equipment, net                                                          35,252               29,948
     Refundable income taxes                                                                  --                5,688
     Deferred income taxes                                                                   634                   --
     Other assets                                                                          6,704                6,599
                                                                                   -----------------    ----------------

                     Total assets                                              $         408,867              347,005
                                                                                   =================    ================

                    Liabilities and Shareholders' Equity

     Liabilities:

     Accounts payable and bank overdraft                                       $           4,243                9,706
     Accrued liabilities                                                                  29,707               21,538
     Accrued construction in progress                                                      4,633                2,855
     Due to Parent                                                                         1,465                  419
     Note payable to Parent                                                               17,731               17,731
     Borrowing under bank line of credit                                                  72,568               48,441
     Mortgage payable                                                                     11,660               11,696
     Allowance for recourse liability and deferred gross profit on Notes
        Receivable sold                                                                   32,146               26,846
     Current income taxes payable                                                            651                   --
     Deferred income taxes                                                                    --                  330
                                                                                   -----------------    ----------------

                     Total liabilities                                                   174,804              139,562

     Shareholders' equity:

     Preferred stock, no par value.  Authorized 10,000,000 shares; no shares
        issued or outstanding                                                                 --                   --
     Common stock, no par value.  Authorized 90,000,000 shares; issued and outstanding 25,288,498 and 25,196,997 shares at
        June 30, 2001 and December 31, 2000, respectively.                                55,538               54,119
     Accumulated other comprehensive loss                                                 (1,143)                (522)
     Retained earnings                                                                   179,668              153,846
                                                                                   -----------------    ----------------

                     Total shareholders' equity                                          234,063              207,443

     Commitments and contingencies
                                                                                   -----------------    ----------------

                     Total liabilities and shareholders' equity                $         408,867              347,005
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

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                 Three months ended                   Six months ended
                                                                      June 30,                            June 30,
                                                         -----------------------------------  ----------------------------------
                                                              2001               2000              2001              2000
                                                         ----------------  -----------------  ---------------   ----------------
Revenues:
     Vacation Credit and Fractional Interest sales,
     net                                              $        110,419             71,090          202,995            133,603
     Finance income                                              5,235              4,049            8,659              8,276
     Gains on sales of Notes Receivable                          6,578              4,467           12,833              8,056
     Resort management services                                    972              1,186            1,952              2,800
     Other                                                       1,702              1,256            3,444              2,507
                                                         ----------------  -----------------  ---------------   ----------------

             Total revenues                                    124,906             82,048          229,883            155,242
                                                         ----------------  -----------------  ---------------   ----------------

Costs and operating expenses:
     Vacation Credit and Fractional Interest cost of
        sales                                                   30,979             16,754           57,027             31,345
     Resort management services                                    399                516              804                937
     Sales and marketing                                        51,534             33,606           94,765             64,187
     General and administrative                                 11,179              7,804           20,472             15,055
     Provision for doubtful accounts and recourse
        liability                                                7,933              5,177           14,684              9,430
     Interest                                                      149                 50              223                 97
                                                         ----------------  -----------------  ---------------   ----------------

             Total costs and operating expenses                102,173             63,907          187,975            121,051
                                                         ----------------  -----------------  ---------------   ----------------

             Income before income taxes                         22,733             18,141           41,908             34,191

Income tax expense                                               8,692              7,189           16,086             13,569
                                                         ----------------  -----------------  ---------------   ----------------

             Net income                               $         14,041             10,952           25,822             20,622
                                                         ================  =================  ===============   ================

Basic net income per common share                     $            .56                .43             1.02                .81

Diluted net income per common share                   $            .55                .43             1.01                .81

Weighted average shares of common stock and
 dilutive potential common stock outstanding:
     Basic                                                  25,275,478         25,410,687       25,245,455         25,432,539

     Diluted                                                25,714,510         25,506,821       25,605,547         25,530,267


See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                             (dollars in thousands)
                                   (Unaudited)

                                                                                          Six months ended June 30,
                                                                                 --------------------------------------------
                                                                                        2001                    2000
                                                                                 -------------------     --------------------
Cash flows from operating activities:
     Net income                                                              $              25,822                  20,622
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization                                                        2,042                   1,263
        Amortization of residual interest in Notes Receivable sold                           8,435                   6,549
        Provision for doubtful accounts, sales returns and recourse
           liability                                                                        17,689                  12,066
        Recoveries of Notes Receivable charged off                                             158                     112
        Residual interest in Notes Receivables sold                                        (15,365)                 (9,892)
        Contract servicing liability arising from sale of Notes Receivable                     324                      --
        Amortization of servicer liability                                                    (886)                   (365)
        Unrealized loss on residual interest in Notes Receivable sold                        1,285                      --
        Change in deferred gross profit                                                        974                     362
        Deferred income tax benefit                                                           (908)                 (1,145)
        Issuance of Notes Receivable                                                      (172,118)               (114,203)
        Proceeds from sale of Notes Receivable                                             116,524                  84,663
        Proceeds from repayment of Notes Receivable                                         33,875                  37,737
        Purchase of Notes Receivable                                                       (16,960)                 (7,032)
        Changes in certain assets and liabilities:
              Restricted cash                                                               (2,958)                 (2,470)
              MountainStar Development                                                      (7,188)                (25,822)
              Inventories                                                                  (19,351)                (21,854)
              Accounts payable and accrued liabilities                                       6,412                   8,724
              Income taxes payable                                                             662                      --
              Refundable income taxes                                                        5,688                      --
              Other                                                                         (3,698)                 (4,785)
                                                                                 -------------------     --------------------
          Net cash used in operating activities                                            (19,542)                (15,470)
                                                                                 -------------------     --------------------

Cash flows from investing activities:
     Purchase of property and equipment                                                     (5,319)                 (2,957)
                                                                                 -------------------     --------------------

          Net cash used in investing activities                                             (5,319)                 (2,957)

Cash flows from financing activities:
     Net borrowing under bank line of credit and other                                      22,930                  20,360
     Repayments of mortgage payable                                                            (36)                     --
     Increase (decrease) in due to Parent                                                    1,046                  (1,297)
     Issuance of common stock                                                                1,445                     334
     Repurchase of common stock                                                                (26)                 (2,597)
                                                                                 -------------------     --------------------

     Net cash provided by financing activities                                              25,359                  16,800
                                                                                 -------------------     --------------------

     Net (decrease) increase in cash                                                           498                  (1,627)

Effect of foreign currency exchange rates on cash                                              (56)                   (110)

Cash at beginning of period                                                                    404                   1,760
                                                                                 -------------------     --------------------

Cash at end of period                                                        $                 846                      23
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

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

           Condensed Consolidated Statements of Cash Flows (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                            Six month ended June 30,
                                                                                 -----------------------------------------------
                                                                                        2001                      2000
                                                                                 --------------------     ----------------------
Supplemental disclosures of cash flow information -
   Cash paid during the period for:
        Interest (excluding capitalized amounts of $3,674 and $450,
          respectively)                                                      $               --                        396
        Income taxes, net of refunds received                                            11,365                     14,171

Supplemental schedule of noncash investing and financing activities:
   Issuance of note payable to parent in connection with the MountainStar
     development acquisition                                                 $               --                     17,731
   Reduction in retained earnings for the excess of the purchase price of
     the MountainStar development over the Parent's historical cost                          --                      3,300
   Extinguishment of receivable from Parent in connection with the
     MountainStar development acquisition                                                    --                      4,869



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

These condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

These statements should be read in conjunction with the audited financial statements and footnotes included in the Company's 2000 Form 10-K filed with the Securities and Exchange Commission (SEC). The accounting policies used in preparing these financial statements are the same as those described in such Form 10-K, unless otherwise noted herein.

Note 2 - New Accounting Pronouncements

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of FAS 133 did not have a material effect as of the adoption date of January 1, 2001, nor for the three and six month periods ended June 30, 2001. On the date derivative contracts are entered into, the Company designates the derivative as either (a) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), (c) a hedge of a net investment in a foreign operation (net investment hedge), or (d) a non-accounting hedge. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. For cash-flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income to the extent of effectiveness. For net investment hedge transactions, changes in the fair value are recorded as a component of the foreign currency translation account that is also included in other comprehensive income.

The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings. From time to time, the Company acquires resorts outside of the United States, where payment for the resort is denominated in a foreign currency. It is the Company's policy to assess such transactions and ensure that any foreign exchange risks associated with the transaction are appropriately managed. As a result of this, the Company periodically enters into economic hedges by purchasing foreign exchange contracts as a hedge against foreign denominated commitments to purchase resort properties. As of June 30, 2001, the Company had foreign exchange contracts with notional amounts of approximately $2,081 CDN at a rate of $1.4955 CDN/US and $16,919 CDN at a rate of $1.4905 CDN/US for fixed purchase commitments. The impact of recording the fair values of the forward contracts was $110, net of tax benefit, and has been included in other comprehensive income for the six months ended June 30, 2001.

In September 2000, the FASB issued SFAS No. 140, which replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and rescinds SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS 140 revises SFAS 125's standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company adopted the new disclosure provisions required under SFAS 140 as of December 31, 2000, and the remaining provisions as of April 1, 2001. SFAS 140 is to be applied prospectively with certain exceptions. The adoption of SFAS 140 did not have a material impact on the Company's consolidated results of operations or financial position.

Note 3 -- Foreign Currency Translation

Assets and liabilities in foreign functional currencies are translated into U.S. dollars based upon the prevailing currency exchange rates in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the period. Translation gains and losses are not included in the determination of net income but are accumulated in a separate component of shareholders' equity. Transaction gains or losses are recorded in the results of operations and were insignificant for the three and six month periods ended June 30, 2001.

Note 4 -- Comprehensive Income

The following illustrates the reconciliation of net income to comprehensive income:

                                                                  Three months ended               Six months ended
                                                                       June 30,                        June 30,
                                                              ----------------------------    ----------------------------
                                                                 2001            2000            2001            2000
                                                              ------------    ------------    ------------    ------------
Net income                                                 $       14,041          10,952          25,822          20,622
Other comprehensive loss:
     Change in cumulative effect of foreign currency
         translation                                                  444           (106)           (511)            (92)
     Unrealized derivative gains (losses) losses, net
         of tax effect                                                298              --           (110)              --
                                                              ------------    ------------    ------------    ------------
Comprehensive income                                       $       14,783          10,846          25,201          20,530
                                                              ============    ============    ============    ============


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

Note 7 - Basic and Diluted Net Income Per Common Share

The following illustrates the reconciliation of weighted average shares used for basic and diluted net income per share:

                                                    Three months ended                       Six months ended
                                                         June 30,                                June 30,
                                             ----------------------------------     ------------------------------------
                                                  2001               2000                2001                 2000
                                             ----------------    --------------     ---------------      ---------------
Basic
Weighted average shares outstanding             25,275,478          25,410,687         25,245,455           25,432,539

Diluted
Effect of dilutive securities                      439,032              96,134            360,092               97,728
                                             ----------------    --------------     ---------------      ---------------
Diluted weighted average shares outstanding     25,714,510          25,506,821         25,605,547           25,530,267
                                             ================    ==============     ===============      ===============


Net income available to common shareholders for basic net income per share was $14,041 and $10,952 for the three months ended June 30, 2001 and 2000, and $25,822 and $20,622 for the six months ended June 30, 2001 and 2000, respectively.

For the three months ended June 30, 2001 and 2000, there were options outstanding to purchase 0 and 437,200 shares of common stock, respectively, which were anti-dilutive and therefore not included in the computation of diluted net income per common share. For the six months ended June 30, 2001 and 2000, there were options outstanding to purchase 0 and 431,000 shares of common stock, respectively, which were anti-dilutive and therefore not included in the computation of diluted net income per common share.

Note 8 - Inventories

Inventories consist of Vacation Credits and construction in progress as follows:

                                                                           June 30,           December 31,
                                                                             2001                 2000
                                                                       -----------------     ----------------
        Vacation Credits                                            $        12,424                16,829
        Construction in progress                                            108,645                87,389
                                                                       -----------------     ----------------

                 Total inventories                                  $       121,069               104,218
                                                                       =================     ================



Note 9 - Notes Receivable, Allowance For Doubtful Accounts, Recourse Liability and Sales Returns

The following table summarizes the Company's total Notes Receivable portfolio at June 30, 2001, and December 30, 2000:

                                                                           June 30,           December 31,
                                                                             2001                 2000
                                                                       -----------------    ------------------
        Total Notes Receivable                                      $       584,383              502,762
        Less Notes Receivable sold                                         (462,208)            (407,215)
                                                                       -----------------    ------------------

        Gross on balance sheet Notes Receivable                             122,175               95,547
                                                                       =================    ==================

        Unencumbered Notes Receivable                                        57,206               37,873
        Retained interest in Notes Receivable sold                           64,969               57,674
                                                                       -----------------    ------------------

        Gross on balance sheet Notes Receivable                             122,175               95,547

        Less: Deferred gross profit                                          (1,408)              (1,340)
               Allowance for doubtful accounts and sales returns            (20,465)             (18,010)
                                                                       -----------------    ------------------

        Notes Receivable, net                                       $       100,302               76,197
                                                                       =================    ==================


The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the six months ended June 30, 2001 and the year ended December 31, 2000:

                                                                      Six months ended            Year ended
                                                                       June 30, 2001           December 31, 2000
                                                                   -----------------------   ----------------------
         Balances at beginning of period                        $               40,292                   29,087

         Provision for doubtful accounts, sales returns and
             recourse liability                                                 17,689                   27,015
         Notes receivable charged-off and sales returns net of
             Vacation Credits recovered                                        (10,998)                 (16,061)
         Recoveries                                                                158                      251
                                                                   -----------------------   ----------------------

         Balances at end of period                              $               47,141                   40,292
                                                                   =======================   ======================

         Allowance for doubtful accounts and sales returns      $               20,465                   18,010
         Recourse Liability on notes receivable sold                            26,676                   22,282
                                                                   -----------------------   ----------------------
                                                                $               47,141                   40,292
                                                                   =======================   ======================

Note 10 - Commitments and Contingencies

(a) Purchase Commitments

The Company routinely enters into purchase agreements with various parties to acquire and build resort properties. At June 30, 2001, the Company had outstanding purchase commitments of $126,249 related to properties under development.

(b) Surety and Performance Bonds

The Company utilizes surety and performance bonds as part of developing resort properties. As of June 30, 2001, there were $5,640 in surety bonds outstanding.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's 2000 Form 10-K. The Company evaluates performance based on profits or losses from sales and marketing activities on a pre-tax basis. Intersegment revenues are recorded at market rates as if the transactions occurred with third parties. Assets are not reported by segment.

The following tables summarize the segment activity of the Company:

                                                                                                    Segment
Three months ended June 30, 2001:                    Sales         Finance          Other            Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $       110,419          1,131            972          112,522
Interest revenue - net                                     --          1,627             --            1,627
Interest revenue-intersegment                              --          1,820             --            1,820
Intersegment revenue                                       --            521             --              521
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $       110,419          5,099            972          116,490

Segment profit                                $        18,213          3,254            572           22,039

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                $         9,671             --              --           9,671


                                                                                                   Segment
Three months ended June 30, 2000:                    Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $        71,090            975          1,186           73,251
Interest revenue - net                                     --          1,240             --            1,240
Interest revenue-intersegment                              --          1,531             --            1,531
Intersegment revenue                                       --            509             --              509
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $        71,090          4,255          1,186           76,531

Segment profit                                $        13,754          2,800            670           17,224

Significant non-cash items:
Provision for doubtful accounts, sales
  returns and recourse liability              $         6,452             --             --            6,452


                                                                                                   Segment
Six months ended June 30, 2001:                      Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $       202,995          2,389          1,952          207,336
Interest revenue - net                                     --          2,709             --            2,709
Interest revenue-intersegment                              --          3,811             --            3,811
Intersegment revenue                                       --            826             --              826
                                                   -----------    -----------     -----------    -------------
Segment revenue                               $       202,995          9,735          1,952          214,682

Segment profit                                $        32,514          6,149          1,148           39,811

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                $        17,689             --              --          17,689

                                                                                                   Segment
Six months ended June 30, 2000:                      Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                              $       133,603          2,010          2,800          138,413
Interest revenue - net                                     --          2,551             --            2,551
Interest revenue-intersegment                              --          3,062             --            3,062
Intersegment revenue                                       --            805             --              805
                                                   -----------    -----------     -----------    -------------
         Segment revenue                      $       133,603          8,428          2,800          144,831

Segment profit                                $        25,643          5,666          1,863           33,172

Significant non-cash items:
Provision for doubtful accounts, sales
  returns and recourse liability              $        12,066             --             --           12,066


The following table provides a reconciliation of segment revenues and profits to the consolidated amounts:

                                                         Three Months                    Six Months
                                                        Ended June 30,                 Ended June 30,
                                                     2001           2000            2001            2000
                                                   -----------    -----------    ------------    -------------
Segment revenue                                 $    116,490         76,531         214,682          144,831
Interest expense reported net of interest
    income                                               149             50             223               97
Elimination of intersegment revenue                   (2,341)        (2,040)         (4,637)          (3,867)
Finance subsidiaries revenue                          10,608          7,507          19,615           14,181
                                                   -----------    -----------    ------------    -------------
       Consolidated revenue                     $    124,906         82,048         229,883          155,242
                                                   ===========    ===========    ============    =============
Segment profit                                  $     22,039         17,224          39,811           33,172

Corporate overhead not included in segment
    reporting                                         (7,823)        (3,229)        (13,565)          (9,045)
Finance subsidiaries profit                            8,517          4,146          15,662           10,064
                                                   -----------    -----------    ------------    -------------
       Consolidated income before income        $     22,733         18,141          41,908           34,191
       taxes
                                                   ===========    ===========    ============    =============

The Company's revenue from external customers derived from sales within the United States totaled $103,251 and $70,271 for the three months ended June 30, 2001 and 2000, respectively. The Company's revenue from external customers derived from sales within the United States totaled $191,251 and $132,732 for the six months ended June 30, 2001 and 2000, respectively. Revenue from external customers derived from sales in all foreign countries totaled $7,168 and $819 for the three months ended June 30, 2001 and 2000, respectively, and totaled $11,744 and $871 for the six months ended June 30, 2001 and 2000, respectively. Revenue from external customers is attributed to countries based on the location where the sale was made. Substantially all of the Company's long-lived assets are located within the United States. The net assets of foreign operations totaled $6,953 at June 30, 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2001, to the three months ended June 30, 2000

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

The Company achieved total revenues of $124.9 million for the three months ended June 30, 2001, compared to $82.0 million for the three months ended June 30, 2000, an increase of 52.3%. The principal reason for the overall improvement was a 47.4% increase in total Vacation Credit sales to $104.8 million for the three months ended June 30, 2001, from $71.1 million for the three months ended June 30, 2000, including a $6.3 million increase in Vacation Credit sales in the South Pacific, from $0.8 million to $7.1 million. In addition, $5.6 million in Fractional Interest sales from the second phase of the Depoe Bay, Oregon, resort were recognized during the second quarter of 2001. The increase in Vacation Credit sales was primarily the result of a 46.1% increase in the number of Vacation Credits sold to 77.3 million during the three months ended June 30, 2001, from 52.9 million during the three months ended June 30, 2000. The increase in Vacation Credits sold was largely attributable to improved performance in the eleven new offices opened during 2000, an increase in Vacation Credits sold in the South Pacific to 7.9 million for the quarter versus
0.9 million for the same period in 2000, and continued increases in Upgrade Sales. Revenues from Upgrade sales increased 39.1% to $15.3 million for the three months ended June 30, 2001, from $11.0 million for the three months ended June 30, 2000. We opened the following sales offices during the second quarter of 2001, which had no material effect on revenues during the quarter:

   Location                               Opened              On/Off-Site
   ---------------------------------  -------------         ---------------
   Issaquah, WA.....................   April, 2001              Off-site
   Bison Ranch, AZ..................     May, 2001               On-site
   Coeur d'Alene, ID................    June, 2001              Off-site
   Sydney 2, QLD*...................    June, 2001              Off-site

   *Trendwest South Pacific sales office

In the United States, the average price per Vacation Credit sold increased to $1.41 per credit for the three months ended June 30, 2001, versus $1.36 per credit for the three months ended June 30, 2000, primarily as a result of a $0.05 increase in the selling price of new Vacation Credits effective July 1, 2000, and in Upgrade Vacation Credits effective September 1, 2000. The Company again raised the selling price of Vacation Credits $0.05 on May 1, 2001. In the South Pacific, the average price per Vacation Credit sold decreased from $0.92 per credit to $0.90 per credit due largely to fluctuations in the US dollar to Australian dollar exchange rate, partially offset by an increase in the selling price in the South Pacific that took effect in the second quarter.

For the quarter ended June 30, 2001, financing activities generated $11.8 million in revenues, compared to $8.5 million in the same quarter last year, a 38.8% increase. This increase consists of a 46.7% increase in gains on sales of Notes Receivable and a 30.0% increase in finance income. Gains increased due to falling interest rates during the quarter and a $9.3 million increase in Notes sold over the comparable period. Finance income also benefited from falling interest rates, which increased the net interest spread on variable-rate residual interests in Notes Receivable sold, as well as increased average carrying balances of Notes Receivable.

Vacation Credit and Fractional Interest cost of sales, as a percentage of Vacation Credit and Fractional Interest sales, was 28.1% for the three months ended June 30, 2001, versus 23.6% for the three months ended June 30, 2000. This increase resulted from comparatively low construction costs associated with last year's addition of Fiji and Rancho Vistoso, Arizona properties, higher costs associated with the sale of Fractional Interests during 2001 at the second phase of the Depoe Bay resort, and more capitalized interest in cost of sales during the three months ended June 30, 2001, than in the same period last year.

Sales and marketing costs increased 53.3% to $51.5 million for the three months ended June 30, 2001, from $33.6 million for the three months ended June 30, 2000. As a percentage of Vacation Credit and Fractional Interest sales, sales and marketing costs decreased to 46.6% for the three months ended June 30, 2001, from 47.3% for the three months ended June 30, 2000. This decrease was largely a result of the relatively lower sales and marketing costs of Fractional Interest sales during 2001, which are offset by higher product cost.

General and administrative expenses increased 43.6% to $11.2 million for the three months ended June 30, 2001, from $7.8 million for the three months ended June 30, 2000. As a percentage of total revenue, general and administrative costs decreased to 9.0% for the three months ended June 30, 2001, from 9.5% for the three months ended June 30, 2000. This is a result of the strong growth in total revenue over the prior period.

Resort management services contributed $1.0 million to total revenue during the second quarter of 2001, down from $1.2 million for the second quarter of 2000. Higher utility costs at Western resorts continued to be a factor during the second quarter of 2001, negatively impacting the Clubs profits on which the management fee is based. Utility costs are expected to remain high through the remainder of 2001.

The provision for doubtful accounts and recourse liability, as a percentage of Vacation Credit and Fractional Interest sales, was 7.2% for the second quarter of 2001 versus 7.3% for the comparable period last year. This decrease is due to a mix of sales in sales offices with average default rates lower than the Company's historical average.

Comparison of the six months ended June 30, 2001, to the six months ended June 30, 2000

The Company achieved total revenues of $229.9 million for the six months ended June 30, 2001, compared to $155.2 million for the six months ended June 30, 2000, an increase of 48.1%. The principal reasons for the overall improvement were a 43.9% increase in total Vacation Credit sales to $192.2 million for the six months ended June 30, 2001, compared to $133.6 million for the six months ended June 30, 2000, including a $10.8 million increase in Vacation Credit sales in the South Pacific, from $0.9 million to $11.7 million. In addition, $10.8 million in Fractional Interest sales from the second phase of the Depoe Bay, Oregon, resort were recognized during the first half of 2001. No Fractional Interest sales were recognized in 2000. All revenue from the sale of Fractional Interests at the second phase of Depoe Bay is expected to be recognized by the end of 2001.

The increase in Vacation Credit sales was primarily the result of a 43.1% increase in the number of Vacation Credits sold, to 141.4 million during the six months ended June 30, 2001, from 98.8 million during the six months ended June 30, 2000. The increase in Vacation Credits sold was largely attributable to improved performance in the eleven new offices opened during 2000, a 12.2 million increase in Vacation Credits sold in the South Pacific, to 13.2 million in 2001 from 1.0 million in 2000, and continued increases in Upgrade Sales. Revenues from Upgrade sales increased 36.2% to $28.6 million for the six months ended June 30, 2001, from $21.0 million for the six months ended June 30, 2000. We opened the following sales offices during the first half of 2001, which did not have a significant impact on revenues for the period:

        Location                                Opened           On/Off-Site
        ---------------------------------   ---------------   ----------------
        Steamboat, CO....................    January, 2001         On-site
        Roslyn, WA.......................    January, 2001        Off-site
        Englewood, CO....................      March, 2001        Off-site
        Overland Park, KS................      March, 2001        Off-site
        Branson, MO......................      March, 2001         On-site
        Sydney 1, QLD*...................      March, 2001        Off-site
        Issaquah, WA.....................      April, 2001        Off-site
        Bison Ranch, AZ..................        May, 2001         On-site
        Coeur d'Alene, ID................       June, 2001        Off-site
        Sydney 2, QLD*...................       June, 2001        Off-site

        *Trendwest South Pacific sales office

In the United States, the average price per Vacation Credit sold increased to $1.41 per credit for the six months ended June 30, 2001, versus $1.36 per credit for the six months ended June 30, 2000, primarily as a result of a $0.05 increase in the selling price of new Vacation Credits effective July 1, 2000, and of Upgrade Vacation Credits effective September 1, 2000. The price of Vacation Credits on new sales again increased $0.05 on May 1, 2001. In the South Pacific, the average price per Vacation Credit sold decreased from $0.91 per credit to $0.89 per credit, due largely to fluctuations in the US dollar to Australian dollar exchange rate, partially offset by an increase in the selling price per Vacation Credit in the South Pacific that became effective in 2001.

For the six months ended June 30, 2001, financing activities generated $21.5 million in revenues, compared to $16.3 million in the same period last year, a 31.9% increase. This increase is largely attributable to a 58.0% increase in gains on sales of Notes Receivable. Notes Receivable sold for gains increased $18.8 million for the first six months of 2001 as compared to 2000. In addition, interest rates fell substantially during the first half of 2001, increasing the net interest spread on the sales and thus the gains recognized.

Vacation Credit and Fractional Interest cost of sales, as a percentage of Vacation Credit and Fractional Interest sales, was 28.1% for the six months ended June 30, 2001, versus 23.4% for the six months ended June 30, 2000. This increase resulted from comparatively low construction costs associated with the addition of Fiji and Rancho Vistoso, Arizona properties during the first six months of 2000, higher costs associated with the sale of Fractional Interests during 2001, and more capitalized interest in cost of sales during the six months ended June 30, 2001, than in the same period last year. Over the remainder of 2001, the Company expects product cost, as a percentage of Vacation Credit and Fractional Interest sales, to remain at a similar level to the results for the first half of the year. The Company expects to recognize the remaining incremental revenue from the Fractional Sales program at the second phase of Depoe Bay, with its higher product cost as a percentage of sales, by the end of the year.

Sales and marketing costs, as a percentage of Vacation Credit and Fractional Interest sales, decreased to 46.7% for the six months ended June 30, 2001, from 48.1% for the six months ended June 30, 2000. The difference is attributable to both the lower sales and marketing cost of the Fractional Interest sales program included in 2001 results and the improved efficiency in sales offices Company-wide.

General and administrative expenses increased 35.8% to $20.5 million for the six months ended June 30, 2001, from $15.1 million for the six months ended June 30, 2000. As a percentage of total revenue, general and administrative costs decreased to 8.9% of total revenue for the six months ended June 30, 2001, from 9.7% of total revenue for the six months ended June 30, 2000. This decrease is largely driven by the increase in total revenue, as well as the Company's having fully-expensed all start-up costs for new South Pacific and Midwest regions opened during the first half of 2000 without the corresponding benefit of sales.

The provision for doubtful accounts and recourse liability, as a percentage of Vacation Credit and Fractional Interest sales, was 7.2% and 7.0% for the six months ended June 30, 2001 and 2000, respectively. This increase is largely due to the mix of sales for the period at newer sales offices with higher expected default rates than the Company's average historical experience.

The Company maintains an allowance for doubtful accounts in respect of the Notes Receivable owned by the Company and an allowance for recourse liability in respect of the Notes Receivable that have been sold by the Company. The aggregate amount of these allowances at June 30, 2001 and December 31, 2000, were $45.6 million and $38.9 million, respectively, representing approximately 7.8% and 7.7% of the total portfolio of Notes Receivable serviced at those dates. No assurance can be given that these allowances will be adequate, and if the amount of the Notes Receivable that are ultimately written off materially exceeds the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Note Receivable origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends, in estimating the allowance for doubtful accounts and recourse liability. The Company also utilizes experience factors of more mature sales sites in establishing the allowance for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the credits associated with such charge-offs to inventory. At June 30, 2001, and December 31, 2000, 2.0% and 2.3% of the Company's total receivables portfolio of $584.4 million and $502.8 million, respectively, were more than 60 days past due.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations from down payments on sales of Vacation Credits and Fractional Interests which are financed, cash sales of Vacation Credits and Fractional Interests, collection of principal and interest on Notes Receivable, proceeds from sales of Notes Receivable, and other borrowings. The Company also generates cash on the interest differential between the interest charged on the Notes Receivable and the interest paid on loans collateralized by Notes Receivable.

During the six months ended June 30, 2001 and 2000, cash used in operating activities was $19.5 million and $15.5 million, respectively. Cash used in operating activities increased principally due to the increased issuance of Notes Receivable. For the first six months of 2001, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $189.1 million to finance the purchase of Vacation Credits by Owners, an increase in inventory of $19.4 million due to additional construction in progress to meet increasing sales demand, and spending on the MountainStar resort of $7.2 million, which was primarily related to the on-going entitlement process. Cash provided by operating activities during the first six months of 2001 resulted primarily from sales and repayments of Notes Receivable of $150.4 million, an increase in accounts payable and accrued liabilities of $6.4 million, and net income of $25.8 million. For the six months ended June 30, 2000, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $121.2 million to finance the purchase of Vacation Credits by Owners, an increase in inventory of $21.9 million due to additional construction in progress to meet increasing sales demand, and the acquisition of the MountainStar development of $25.0 million. Cash provided by operating activities during the first six months of 2000 resulted primarily from sales and repayments of Notes Receivable of $122.4 million and net income of $20.6 million.

Net cash used in investing activities for the six months ended June 30, 2001 and 2000, was $5.3 million and $3.0 million, respectively. Cash used in investing activities for the six months ended June 30, 2001, was primarily the result of leasehold, furniture, and equipment purchases related to the ten new sales offices opened, both in the United States and in Australia. Cash used in investing activities for the six months ended June 30, 2000, was the result of purchases of furniture and equipment to support the Company's new regions and sales offices opened during the period.

Net cash provided by financing activities for the six months ended June 30, 2001 and 2000, was $25.4 million and $16.8 million, respectively. For the six months ended June 30, 2001, cash provided by financing activities was principally the result of an increase in net borrowings under the bank line of credit and other of $22.9 million, issuance of common stock of $1.4 million, and an increase in due to Parent of $1.0 million. For the six months ended June 30, 2000, cash provided by financing activities was principally the result of increased borrowings under the Company's bank line of credit and other of $20.4 million, offset by a decrease in due to the Parent of $1.3 million and the repurchase of common stock of the Company of $2.6 million.

The Company has a three-year, $85.0 million revolving credit agreement with a group of banks, which is secured by a first mortgage on the MountainStar property. The agreement allows for borrowings in Australian dollars up to a maximum of $25 million US dollar equivalent. The agreement provides for borrowings at either a reference rate or at LIBOR rates plus the applicable margin for the level of borrowings outstanding. In addition, the agreement requires a quarterly commitment fee of 0.30% to 0.50% based on the usage level of the total commitment. Available borrowings under the agreement are subject to a borrowing base which is a percentage of Notes Receivable and inventory, including property under development. The agreement requires the Company to maintain certain interest coverage ratios and capitalization ratios and also imposes limitations on certain liens and carrying amounts of inventory. Borrowings outstanding at June 30, 2001 and December 31, 2000, were $72.6 million and $48.4 million, respectively, at weighted average interest rates of 6.55% and 8.48%.

The Company has a $10 million open line of credit with its principal shareholder, JELD-WEN, inc. (Parent) which bears interest at prime plus 1.25% (currently 8.00%) per annum. The line of credit is payable on demand. As of June 30, 2001, there was $1.5 million in indebtedness to the Parent. The Company may advance excess funds to the Parent at the prime rate minus 1.75% (currently 5.00%) per annum. At June 30, 2001, there was no receivable from Parent.

The Company anticipates spending approximately $72.3 million for acquisitions and development of new resort properties and for expansion and development activities during the second half of 2001, including $5.7 million for the continued development of the MountainStar property. The Company plans to fund these expenditures with cash generated from operations, including further sales and securitizations of Notes Receivable and borrowings under the $85.0 million revolving credit agreement. In addition, during the third quarter of 2001, the Company anticipates completing an private placement of Notes Receivable previously sold through the Notes Receivable warehouse facility. Acquisition of new resort sites and properties is an ongoing process and availability of certain properties in desired locations could result in increased expenditures for such activities. The Company believes that, with respect to its current operations, cash generated from operations and future borrowings available under existing agreements will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 2001.

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

The Company filed a registration statement with the SEC for the sale by it and certain shareholders of $75 million of common stock. It is anticipated that the Company will sell 45% of the shares. The Company may also negotiate additional credit facilities, or issue corporate debt or additional equity securities in the future. Any debt incurred or issued by the Company may be secured or unsecured, at a fixed or variable interest rate, and may be subject to such additional terms as management deems appropriate.

Both WorldMark and WorldMark South Pacific maintain replacement reserves for the resorts, which are funded from the annual assessments of the Owners. At June 30, 2001, the amount of The Clubs' reserves was approximately $17.5 million. The replacement reserves are utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in The Clubs' resorts in which all units are owned by The Clubs. The Company may advance funds to either Club from time to time.

                        RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which will be adopted by the company on January 1, 2002. The adoption of this statement is not expected to have a material impact on our financial statements.

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

The functional currency of the Company's Australian operations is the Australian dollar. The Australian operations are funded through the $85 million credit facility, which has an Australian dollar sub-limit of up to $25 million US dollar equivalent. The Company is also subject to foreign currency exchange rate risk when developing resort properties denominated in a foreign currency. As the Company continues expanding its operations worldwide, there will be additional exposure to foreign currency exchange rate risk. The Company occasionally enters into foreign exchange contracts to reduce exposure to exchange rate risk. In January 2001, the Company entered into a forward exchange contract, to receive $2,081 CDN at a rate of $1.4955 CDN/US on July 3, 2001, and $16,919 CDN at a rate of $1.4905 CDN/US on September 30, 2002. On July 3, 2001, the July 2001 contract was rolled over into a new contract to receive $2,081 CDN at a rate of $1.4958 CDN/US on August 2, 2001. On August 2, 2001, this contract was again rolled over into a new contract to receive $2,081 CDN at a rate of $1.4958 CDN/US on September 4, 2001. The Company is also exposed to credit losses in the event of nonperformance by the counterparties to its foreign exchange contracts. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties.

The Company does not maintain a trading account for any class of financial instrument, it does not purchase high risk derivative instruments and it is not directly subject to commodity price risk.

There have been no material changes to the Company's exposure to market risk since December 31, 2000.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         The Company is not aware of any material legal proceeding pending against it. The Company may be subject to claims and legal proceedings from time to time in the ordinary course of business. See Note 10 of "Notes to Condensed Consolidated Financial Statements."

Item 2 - Changes in Securities and Use of Proceeds
         None

Item 3 - Defaults Upon Senior Securities
         None

Item 4 - Submission of Matter to a Vote of Security Holders

         Trendwest Resorts, Inc. (Company) held its Annual Meeting of Shareholders on June 27, 2000. The matters voted upon at the meeting and the votes cast with respect thereto were as follows:

1.       Election of Directors:

                            Nominee:             Number of shares     Number of shares     Number of shares
                                                    voted FOR           voted AGAINST          Withheld
                   --------------------------- --------------------- -------------------- --------------------
                   Jerol E. Andres                  24,532,126                9,952                   --
                   Roderick C. Wendt                24,532,126                9,952                   --
                   Linda M. Tubbs                   24,532,126                9,952                   --


2. Proposal to approve an increase in authorized shares under the 1997 Stock Option Plan:

                     Number of shares     Number of shares     Number of shares
                        voted FOR           voted AGAINST          Withheld
                   --------------------- -------------------- -----------------
                        24,296,202              189,010            56,866

3. Proposal to Ratify the selection of KPMG LLP as independent auditors of the Company for the 2001 fiscal year:

                     Number of shares     Number of shares     Number of shares
                        voted FOR           voted AGAINST          Withheld
                   --------------------- -------------------- -----------------
                        24,539,663                1,719              696

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

(a)      Reports on Form 8-K
         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     TRENDWEST RESORTS, INC.



Date:      August 14, 2001           /s/ WILLIAM F. PEARE
           --------------------      -------------------------------------
                                     William F. Peare
                                     President, Chief Executive Officer and
                                     Director (Principal Executive Officer)


Date:      August 14, 2001           /s/ TIMOTHY P. O'NEIL
           --------------------      -------------------------------------
                                     Timothy P. O'Neil
                                     Vice President, Chief Financial Officer
                                     And Treasurer
                                    (Principal Financial Officer)