Form 10-Q
period 2001-09-30
TRENDWEST RESORTS INC
filed 2001-11-14
CIK 1021252

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of the registrant's no-par voting common stock outstanding as of November 5, 2001: 37,931,826 shares.

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)
                                   (Unaudited)

                                                                                    September 30,        December 31,
                                   Assets                                                2001                2000
                                                                                   -----------------    ----------------
     Cash                                                                      $             653                  404
     Restricted cash                                                                      10,341                7,201
     Notes Receivable, net of allowance for doubtful accounts, sales returns
        and deferred gross profit                                                        114,635               76,197
     Accrued interest and other receivables                                                8,922                8,171
     Residual interest in Notes Receivable sold                                           70,901               52,043
     Inventories                                                                         124,240              104,218
     MountainStar development                                                             66,397               56,536
     Property and equipment, net                                                          36,878               29,948
     Refundable income taxes                                                                  --                5,688
     Other assets                                                                          7,211                6,599
                                                                                   -----------------    ----------------
                     Total assets                                              $         440,178              347,005
                                                                                   =================    ================

                    Liabilities and Shareholders' Equity

     Liabilities:

     Accounts payable and bank overdraft                                       $           4,990                9,706
     Accrued liabilities                                                                  34,573               21,538
     Accrued construction in progress                                                      3,394                2,855
     Due to Parent and Affiliate                                                           7,483                  419
     Note payable to Parent                                                               15,515               17,731
     Borrowing under bank line of credit                                                  77,497               48,441
     Mortgage payable                                                                     11,635               11,696
     Allowance for recourse liability and deferred gross profit on Notes
        Receivable sold                                                                   35,457               26,846
     Current income taxes payable                                                          1,027                   --
     Deferred income taxes                                                                   538                  330
                                                                                   -----------------    ----------------
                     Total liabilities                                                   192,109              139,562

     Shareholders' equity:

     Preferred stock, no par value.  Authorized 10,000,000 shares; no shares
        issued or outstanding                                                                 --                   --
     Common stock, no par value.  Authorized 90,000,000 shares; issued and outstanding 37,885,851 and 37,795,496 shares at
        September 30, 2001 and December 31, 2000, respectively                            54,324               54,119
     Accumulated other comprehensive loss                                                 (1,722)                (522)
     Retained earnings                                                                   195,467              153,846
                                                                                   -----------------    ----------------
                     Total shareholders' equity                                          248,069              207,443

     Commitments and contingencies
                                                                                   -----------------    ----------------

                     Total liabilities and shareholders' equity                $         440,178              347,005
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

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income
                  (dollars in thousands, except per share data)
                                   (Unaudited)

                                                                  Three months ended                  Nine months ended
                                                                    September 30,                       September 30,
                                                          ----------------------------------- -----------------------------------
                                                               2001               2000             2001               2000
                                                          ----------------  ----------------- ----------------   ----------------
Revenues:
     Vacation Credit and Fractional Interest sales, net $       111,955             82,808          314,950            216,410
     Finance income                                               5,467              4,725           14,126             13,001
     Gains on sales of Notes Receivable                           8,896              5,040           21,729             13,096
     Resort management services                                     919              1,081            2,871              3,881
     Other                                                        1,924              1,223            5,368              3,730
                                                          ----------------  ----------------- ----------------   ----------------

             Total revenues                                     129,161             94,877          359,044            250,118
                                                          ----------------  ----------------- ----------------   ----------------

Costs and operating expenses:
     Vacation Credit and Fractional Interest cost of
        sales                                                    30,471             22,253           87,498             53,598
     Resort management services                                     379                424            1,183              1,361
     Sales and marketing                                         53,236             38,529          148,000            102,715
     General and administrative                                  10,817              8,633           31,290             23,687
     Provision for doubtful accounts and recourse
        liability                                                 8,504              6,060           23,188             15,491
     Interest                                                       195                128              418                225
                                                          ----------------  ----------------- ----------------   ----------------

             Total costs and operating expenses                 103,602             76,027          291,577            197,077
                                                          ----------------  ----------------- ----------------   ----------------

             Income before income taxes                          25,559             18,850           67,467             53,041

Income tax expense                                                9,760              7,300           25,846             20,869
                                                          ----------------  ----------------- ----------------   ----------------

             Net income                                 $        15,799             11,550           41,621             32,172
                                                          ================  ================= ================   ================


Basic net income per common share                       $           .42                .30             1.10                .84

Diluted net income per common share                                 .41                .30             1.08                .84

Weighted average shares of common stock and dilutive potential common stock outstanding:

         Basic                                               37,952,933         38,063,024       37,896,743         38,120,016

         Diluted                                             38,595,893         38,154,720       38,471,154         38,235,254


See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (Unaudited)

                                                                                      Nine months ended September 30,
                                                                                 -------------------------------------------
                                                                                        2001                    2000
                                                                                 -------------------     -------------------
Cash flows from operating activities:
     Net income                                                              $             41,621                  32,172
     Adjustments to reconcile net income to net cash provided by (used
        in) operating activities:
        Depreciation and amortization                                                        3,281                  2,005
        Amortization of residual interest in Notes Receivable sold                          13,639                  10,283
        Provision for doubtful accounts, sales returns and recourse
           liability                                                                        29,397                  19,685
        Recoveries of Notes Receivable charged off                                             281                     215
        Residual interest in Notes Receivables sold                                        (30,608)                (15,395)
        Unrealized loss (gain) on residual interest in Notes Receivable
           sold                                                                              1,709                    (573)
        Contract servicing liability arising from sale of Notes Receivable                   3,350                      --
        Amortization of servicer liability                                                  (1,340)                   (536)
        Change in deferred gross profit                                                      2,139                     631
        Deferred income tax expense (benefit)                                                  454                  (2,348)
        Issuance of Notes Receivable                                                      (276,490)               (189,663)
        Proceeds from sale of Notes Receivable                                             190,064                 152,224
        Proceeds from repayment of Notes Receivable                                         47,816                  44,789
        Purchase of Notes Receivable                                                       (15,970)                (13,002)
        Purchase of Notes Receivable from Affiliate                                         (8,625)                     --
        Changes in certain assets and liabilities:
              Restricted cash                                                               (3,140)                 (3,130)
              MountainStar development                                                      (9,861)                (29,773)
              Inventories                                                                  (21,941)                (48,382)
              Accounts payable and accrued liabilities                                       6,927                  14,428
              Income taxes payable                                                           1,084                      --
              Refundable income taxes                                                        5,688                      --
              Other                                                                         (1,612)                (7,832)
                                                                                 -------------------     -------------------

          Net cash used in operating activities                                           (22,137)                (34,202)
                                                                                 -------------------     -------------------

Cash flows from investing activities:
     Purchase of property and equipment                                                    (7,631)                 (4,596)
                                                                                 -------------------     -------------------

          Net cash used in investing activities                                            (7,631)                 (4,596)
                                                                                 -------------------     -------------------

Cash flows from financing activities:
     Net borrowing under bank line of credit and other                                      28,927                  42,056
     Repayments of note payable to Parent                                                   (2,216)                     --
     Repayments of mortgage payable                                                            (61)                     --
     Increase (decrease) in due to Parent and Affiliate                                      2,823                  (1,330)
     Repurchase of common stock                                                             (2,380)                 (3,948)
     Issuance of common stock                                                                2,585                     476
                                                                                 -------------------     -------------------

          Net cash provided by financing activities                                         29,678                  37,254
                                                                                 -------------------     -------------------

Net decrease in cash                                                                           (90)                 (1,544)

Effect of foreign currency exchange rates on cash                                              339                     (93)

Cash at beginning of period                                                                    404                   1,760
                                                                                 -------------------     -------------------

Cash at end of period                                                        $                653                     123
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

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                      Nine months ended September 30,
                                                                                 -------------------------------------------
                                                                                        2001                    2000
                                                                                 -------------------     -------------------
Supplemental disclosures of cash flow information - cash paid during the period for:
        Interest (excluding capitalized amounts of $5,463 and $1,485,
          respectively)                                                          $             53                      --
        Income taxes, net of refunds received                                              21,203                  23,787

Supplemental schedule of noncash investing and financing activities:
   Issuance of note payable to parent in connection with the MountainStar
     development acquisition                                                                   --                  17,731
   Reduction in retained earnings for the excess of the purchase price of
     the MountainStar development over the parent's historical cost                            --                   3,300
   Extinguishment of receivable from parent in connection with the
     MountainStar development acquisition                                                      --                   4,869
   Issuance of note payable to affiliate in connection with the
     acquisition of certain notes receivable and inventory                                  4,241                      --


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

These condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001.

These statements should be read in conjunction with the audited financial statements and footnotes included in the Company's 2000 Form 10-K filed with the Securities and Exchange Commission (SEC). The accounting policies used in preparing these financial statements are the same as those described in such Form 10-K, unless otherwise noted herein.

Note 2 - New Accounting Pronouncements

Effective January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities," ("FAS 133") which requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of FAS 133 did not have a material effect as of the adoption date of January 1, 2001, nor for the three and nine month periods ended September 30, 2001. On the date derivative contracts are entered into, the Company designates the derivative as either (a) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (b) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), (c) a hedge of a net investment in a foreign operation (net investment hedge), or (d) a non-accounting hedge. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, depending on the type of hedge transaction. For fair value hedge transactions, changes in fair value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. For cash-flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income to the extent of effectiveness. For net investment hedge transactions, changes in the fair value are recorded as a component of the foreign currency translation account that is also included in other comprehensive income.

The gains and losses on cash flow hedge transactions that are reported in other comprehensive income are reclassified to earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portions of all hedges are recognized in current period earnings. From time to time, the Company acquires resorts outside of the United States, where payment for the resort is denominated in a foreign currency. It is the Company's policy to assess such transactions and ensure that any foreign exchange risks associated with the transaction are appropriately managed. As a result of this, the Company periodically enters into economic hedges by purchasing foreign exchange contracts as a hedge against foreign denominated commitments to purchase resort properties. As of September 30, 2001, the Company had a foreign exchange contract with a notional amount of approximately $16,919 CDN at a rate of $1.4905 CDN/US for fixed purchase commitments. The impact of recording the fair value of the forward contract was a loss of $417, net of tax benefit, and has been included in other comprehensive income for the nine months ended September 30, 2001.

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

In July, 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which will be adopted by the Company on January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

Note 3 - Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value of the assets less the costs to sell.

Note 4 -- Foreign Currency Translation

Assets and liabilities in foreign functional currencies are translated into U.S. dollars based upon the prevailing currency exchange rates in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the period. Translation gains and losses are not included in the determination of net income but are accumulated in a separate component of shareholders' equity. Transaction gains or losses are recorded in the results of operations and were insignificant for the three and nine month periods ended September 30, 2001.

Note 5 -- Comprehensive Income

The following illustrates the reconciliation of net income to comprehensive income:

                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                              ----------------------------    ----------------------------
                                                                 2001            2000            2001            2000
                                                              ------------    ------------    ------------    ------------
Net income                                                   $     15,799          11,550          41,621          32,172
Other comprehensive loss:
     Change in cumulative effect of foreign currency
         translation                                                (272)           (515)           (783)           (607)
     Unrealized derivative losses, net of tax effect                (307)              --           (417)              --
                                                              ------------    ------------    ------------    ------------
Comprehensive income                                       $       15,220          11,035          40,421          31,565
                                                              ============    ============    ============    ============

Note 6 - Stock Split

On February 21, 2001, the Board of Directors authorized a 3 for 2 stock split for shareholders of record on March 15, 2001, payable on March 29, 2001. On November 8, 2001, the Board of Directors authorized a 3 for 2 stock split for shareholders of record on November 29, 2001, payable on December 14, 2001. Shares outstanding and earnings per share figures contained in this Form 10-Q, including the condensed consolidated financial statements have been adjusted to reflect both stock splits as if they were effective for all periods presented. See Note 15 - Subsequent Events.

Note 7 - Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current presentation.

Note 8 - Basic and Diluted Net Income Per Common Share

The following illustrates the reconciliation of weighted average shares used for basic and diluted net income per share:

                                                       Three months ended                    Nine months ended
                                                          September 30,                        September 30,
                                                ----------------------------------  ------------------------------------
                                                     2001               2000             2001                2000
                                                ----------------   ---------------  ---------------     ----------------
Basic
Weighted average shares outstanding                37,952,933         38,063,024       37,896,743          38,120,016

Diluted
Effect of dilutive securities                         642,960             91,696          574,411             115,238
                                                ----------------   ---------------  ---------------     ----------------
Diluted weighted average shares outstanding        38,595,893         38,154,720       38,471,154          38,235,254
                                                ================   ===============  ===============     ================

Net income available to common shareholders for basic and diluted net income per share was $15,799 and $11,550 for the three months ended September 30, 2001 and 2000, and $41,621 and $32,172 for the nine months ended September 30, 2001, and 2000, respectively.

For the three months ended September 30, 2001 and 2000, there were options outstanding to purchase 0 and 1,371,375 shares of common stock, respectively, which were anti-dilutive and therefore not included in the computation of diluted net income per common share. For the nine months ended September 30, 2001 and 2000, there were options outstanding to purchase 4,500 and 1,323,000 shares of common stock, respectively, which were anti-dilutive and therefore not included in the computation of diluted net income per common share.

Note 9 - Inventories

Inventories consist of Vacation Credits, Fractional Interests and construction in progress as follows:

                                                                          September 30,          December 31,
                                                                               2001                  2000
                                                                         -----------------     ------------------
         Vacation Credits and Fractional Interests                      $      29,078                16,829
         Construction in progress                                              95,162                87,389
                                                                         -----------------     ------------------

                  Total inventories                                     $     124,240               104,218
                                                                         =================     ==================


Note 10 - Allowance For Doubtful Accounts, Recourse Liability and Sales Returns

The following table summarizes the Company's total Notes Receivable portfolio at September 30, 2001, and December 30, 2000:

                                                                        September 30,        December 31,
                                                                             2001                2000
                                                                       -----------------   ------------------
        Total Notes Receivable                                        $     641,308             502,762
        Less Notes Receivable sold                                         (502,849)           (407,215)
                                                                       -----------------   ------------------

        Gross on balance sheet Notes Receivable                             138,459              95,547
                                                                       =================   ==================

        Unencumbered Notes Receivable                                        64,587              37,873
        Retained interest in Notes Receivable sold                           73,872              57,674
                                                                       -----------------   ------------------

        Gross on balance sheet Notes Receivable                             138,459              95,547

        Less: Deferred gross profit                                          (2,183)             (1,340)
               Allowance for doubtful accounts and sales returns            (21,641)            (18,010)
                                                                       -----------------   ------------------

        Notes Receivable, net                                       $       114,635              76,197
                                                                       =================   ==================

The activity in the allowance for doubtful accounts, recourse liability and sales returns is as follows for the nine months ended September 30, 2001, and the year ended December 31, 2000:

                                                                         Nine months ended       Year ended December
                                                                         September 30, 2001           31, 2000
                                                                       -----------------------  ----------------------
         Balances at beginning of period                                $           40,292                  29,087

         Provision for doubtful accounts, sales returns and
             recourse liability                                                     29,397                  27,015
         Notes Receivable charged-off and sales returns net of
             Vacation Credits recovered                                            (18,688)                (16,061)
         Recoveries                                                                    281                     251
                                                                       -----------------------  ----------------------

         Balances at end of period                                      $           51,282                  40,292
                                                                       =======================  ======================

         Allowance for doubtful accounts and sales returns              $           21,641                  18,010
         Recourse liability on Notes Receivable sold                                29,641                  22,282
                                                                       -----------------------  ----------------------
                                                                        $           51,282                  40,292
                                                                       =======================  ======================

Note 11 - Commitments and Contingencies

(a) Purchase Commitments
The Company routinely enters into purchase agreements with various parties to acquire and build resort properties. At September 30, 2001, the Company had outstanding purchase commitments of $118,001 related to properties under development.

(b) Surety and Performance Bonds
The Company utilizes surety and performance bonds as part of developing resort properties. As of September 30, 2001, there were $4,575 in surety bonds outstanding.

(c) Litigation
The Company is involved in various claims and lawsuits arising in the ordinary course of business. Management believes that outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Note 12 - Transaction with Eagle Crest, Inc.

Eagle Crest, Inc. (Affiliate), a wholly-owned subsidiary of the Company's majority shareholder, JELD-WEN, inc. (Parent), was the developer of Eagle Crest Vacation Club (ECVC), a points-based timeshare club. In May 2001, the owners of ECVC voted to dissolve their club and contribute their real property to WorldMark, The Club, in exchange for WorldMark Credits, effective September 28, 2001. As part of an agreement between the Company and Affiliate, Affiliate also began selling WorldMark, The Club ownership interests at its Eagle Crest and Running Y locations, with the Company purchasing the related Notes Receivable from these sales from Affiliate at face value. Affiliate refunds to the Company any remaining principal balance on defaulted Notes Receivable originated at Eagle Crest or Running Y through the sale of WorldMark, The Club ownership interests under this agreement.

In conjunction with this transaction, on September 28, 2001, the Company acquired Notes Receivable from Affiliate in exchange for cash and a promissory note. The company purchased $11,573 of Notes Receivable at Affiliate's historical cost of face value plus accrued interest, in exchange for $8,625 in cash and a $2,948 promissory note. The promissory note is non-interest bearing, and matures on the earlier of September 28, 2002, or the closing date of the Company's next private placement of Notes Receivable.

In addition, the Company acquired land from Affiliate for future development in McCall, Idaho, in exchange for a non-interest bearing promissory note of $1,293. This note matures on the earlier of September 28, 2003, or commencement of construction on the property by the Company.

Note 13 - Financing

In August 2001, the Company formed TRI Funding V, Inc. (TRI Funding V), a special purpose finance company. At the same time, the Company sold certain Notes Receivable to TRI Funding V for cash, a subordinated note payable from TRI Funding V and a residual interest in the excess cash flows of TRI Funding V. The subordinated note payable from TRI Funding V represents the Company's retained interest in Notes Receivable which provides collateral to the holders of the notes issued by the entity and is classified as Notes Receivable on the accompanying balance sheets. The residual interest in the excess cash flows is classified as residual interest in Notes Receivable sold and is measured at fair value on the accompanying balance sheets.

On September 28, 2001, the Company increased its Receivables Warehouse Facility with Banc One to $175 million from $150 million. In conjunction with this amendment, Fleet Bank entered the agreement as a co-purchaser with Banc One, purchasing $75 million of the $175 million limit.

At September 30, 2001, after performing a normal, timely review of its key assumptions, the Company changed its prepayment and default rate assumption used in calculating gains on sales of Notes Receivable and residual interest. The Company increased its weighted annual prepayment and default rate to 10.6%, up from 9%, resulting in lower residual interest valuations and a negative mark-to-market adjustment for the quarter. The increase in the weighted annual prepayment and default rate did not significantly impact the Company's results of operations.

Note 14 - Segment Reporting

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

The following tables summarize the segment activity of the Company:


                                                                                                   Segment
Three months ended September 30, 2001:               Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                                   $  111,955          1,631            919          114,505
Interest revenue - net                                     --          1,624              --           1,624
Interest revenue-intersegment                              --          1,691              --           1,691
Intersegment revenue                                       --            305              --             305
                                                   -----------    -----------     -----------    -------------
Segment revenue                                    $  111,955          5,251            919          118,125

Segment profit                                     $   17,929          3,769            540           22,238

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                     $   11,708             --              --          11,708

                                                                                                   Segment
Three months ended September 30, 2000:               Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                                   $   82,808            867          1,081           84,756
Interest revenue - net                                     --          1,039              --           1,039
Interest revenue-intersegment                              --          1,778              --           1,778
Intersegment revenue                                       --            700              --             700
                                                   -----------    -----------     -----------    -------------
Segment revenue                                    $   82,808          4,384          1,081           88,273

Segment profit                                     $   14,175          2,871            657           17,703

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                     $    7,619             --             --            7,619

                                                                                                   Segment
Nine months ended September 30, 2001:                Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                                   $  314,950          4,020          2,871          321,841
Interest revenue - net                                     --          4,333             --            4,333
Interest revenue-intersegment                              --          5,502             --            5,502
Intersegment revenue                                       --          1,131             --            1,131
                                                   -----------    -----------     -----------    -------------
Segment revenue                                   $  314,950         14,986          2,871          332,807

Segment profit                                    $   50,443          9,918          1,688           62,049

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                    $   29,397             --              --          29,397



                                                                                                   Segment
Nine months ended September 30, 2000:                Sales         Finance          Other           Total
                                                   -----------    -----------     -----------    -------------
External revenue                                   $  216,410          2,877          3,881          223,168
Interest revenue - net                                     --          3,590             --            3,590
Interest revenue-intersegment                              --          4,840             --            4,840
Intersegment revenue                                       --          1,505             --            1,505
                                                   -----------    -----------     -----------    -------------
Segment revenue                                    $  216,410         12,812          3,881          233,103

Segment profit                                     $   39,818          8,537          2,520           50,875

Significant non-cash items:
Provision for doubtful accounts, sales
returns and recourse liability                     $   19,685             --              --          19,685


The following table provides a reconciliation of segment revenues and profits to the consolidated amounts:

                                                         Three Months                    Nine Months
                                                     Ended September 30,             Ended September 30,
                                                     2001           2000            2001            2000
                                                   -----------    -----------    ------------    -------------
Segment revenue                                    $ 118,125         88,273         332,807          233,103
Interest expense reported net of interest
    income                                               195            128             418              225
Elimination of intersegment revenue                   (2,824)        (2,478)         (7,461)          (6,345)
Finance subsidiaries revenue                          13,665          8,954          33,280           23,135
                                                   -----------    -----------    ------------    -------------
               Consolidated revenue                $ 129,161         94,877         359,044          250,118
                                                   ===========    ===========    ============    =============

Segment profit                                     $  22,238         17,703          62,049           50,875
Corporate overhead not included in segment
    reporting                                         (7,806)        (5,178)        (21,371)         (14,223)
Finance subsidiaries profit                           11,127          6,325          26,789           16,389
                                                   -----------    -----------    ------------    -------------
            Consolidated pre-tax income            $  25,559         18,850          67,467           53,041
                                                   ===========    ===========    ============    =============

The Company's revenue from external customers derived from sales within the United States totaled $103,042 and $81,089 for the three months ended September 30, 2001 and 2000, respectively. The Company's revenue from external customers derived from sales within the United States totaled $294,293 and $214,321 for the nine months ended September 30, 2001 and 2000, respectively. Revenue from external customers derived from sales in all foreign countries totaled $8,913 and $1,819 for the three months ended September 30, 2001 and 2000, respectively, and totaled $20,657 and $2,689 for nine months ended September 30, 2001 and 2000, respectively. Revenue from external customers is attributed to countries based on the location where the sale was made. Substantially all of the Company's long-lived assets are located within the United States. The net assets of foreign operations totaled $7,553 at September 30, 2001.

Note 15 - Subsequent Events

On November 8, 2001, the Board of Directors authorized a 3 for 2 stock split for shareholders of record on November 29, 2001, payable on December 14, 2001. All share data and earnings per share figures presented have been adjusted to reflect the stock split as if it were effective for all periods presented.

On November 14, 2001, the Company requested the withdrawal of its registration statement under review with the Securities and Exchange Commission (SEC) for the sale by it and certain shareholders of $75 million of common stock.

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

Comparison of the three months ended September 30, 2001, to the three months ended September 30, 2000

The Company achieved total revenues of $129.2 million for the three months ended September 30, 2001, compared to $94.9 million for the three months ended September 30, 2000, an increase of 36.1%. The principal reasons for the overall improvement were a 32.9% increase in Vacation Credit sales to $110.0 million for the three months ended September 30, 2001, from $82.8 million for the three months ended September 30, 2000, including a $7.1 million increase in Vacation Credit sales in the South Pacific, from $1.8 million to $8.9 million. In addition, $2.0 million in Fractional Interest sales from the second phase of the Depoe Bay, Oregon, resort were recognized during the third quarter of 2001. The increase in Vacation Credit sales was primarily the result of a 37.6% increase in the number of Vacation Credits sold to 83.0 million during the three months ended September 30, 2001, from 60.3 million during the three months ended
September 30, 2000. The increase in Vacation Credits sold was largely attributable to improved performance in the eleven sales offices opened during 2000, an increase in Vacation Credits sold in the South Pacific of 8.7 million over the same period in 2000, and continued increases in Upgrade Sales. Revenues from Upgrade sales increased 29.8% to $15.7 million for the three months ended September 30, 2001, from $12.1 million for the three months ended September 30, 2000.

The Company opened the following sales offices during the third quarter of 2001, which had no material effect on revenues during the quarter:

        Location                  Opened                 On/Off-Site
        ------------------------ ----------------------- ---------------------
        Broomfield, CO            September, 2001        Off-Site
        Seaside, OR               September, 2001        Off-Site

In addition, as part of its normal process of analyzing individual markets to optimize operating results, the Company closed the St. Louis, Missouri, office at the end of September.

In the United States, the average price per Vacation Credit sold increased to $1.40 per credit for the three months ended September 30, 2001, versus $1.39 per credit for the three months ended September 30, 2000. This increase was primarily a result of a $0.05 increase in the price of Upgrade Vacation Credits effective September 1, 2000, and a $0.05 per credit increase in the price of new Vacation Credit sales on May 1, 2001. The effect of these increases was offset by increased sales reversals and discounts quarter over quarter. In the South Pacific, the average price per Vacation Credit sold decreased from $0.99 per credit to $0.84 per credit, due largely to the weakening of the Australian dollar (AUD) versus the US dollar during the quarter and an increase in deferred gross profit over the prior quarter. The price per new Vacation Credit in the South Pacific increased $0.10 AUD on September 10, 2001.

For the quarter ended September 30, 2001, financing activities generated $14.4 million in revenues, compared to $9.8 million in the same quarter last year, a 46.9% increase. This increase consists of a 78.0% increase in gains on sales of Notes Receivable and a 17.0% increase in finance income. Finance income for the third quarter of 2000 included a favorable mark-to-market adjustment on the residual interest in Notes Receivable, while finance income for the third quarter of 2001 included an unfavorable mark-to-market adjustment.

Vacation Credit and Fractional Interest cost of sales increased to $30.5 million for the three months ended September 30, 2001, from $22.3 million for the three months ended September 30, 2000, an increase of 36.8%, primarily reflecting the increase in sales of Vacation Credits. As a percentage of Vacation Credit and

Fractional Interest sales, cost of sales increased to 27.2% from 26.9% of Vacation Credit and Fractional Interest sales for the two periods compared. This increase is attributable to the higher cost of sales of the Fractional Interests sales which are included in 2001 results.

Sales and marketing costs increased 38.2% to $53.2 million for the three months ended September 30, 2001, from $38.5 million for the three months ended September 30, 2000. As a percentage of Vacation Credit and Fractional Interest sales, sales and marketing costs increased to 47.5% for the three months ended September 30, 2001, from 46.5% for the three months ended September 30, 2000, due to an increase in the marketing cost per tour and a slight decrease in the sales closing rate.

General and administrative expenses increased 25.6% to $10.8 million for the three months ended September 30, 2001, from $8.6 million for the three months ended September 30, 2000. As a percentage of total revenue, general and administrative costs decreased to 8.4% compared to 9.1% for the three months ended September 30, 2000. This decrease is reflective of the large growth in total revenue over the two periods.

The provision for doubtful accounts and recourse liability increased 39.3% to $8.5 million for the three months ended September 30, 2001, from $6.1 million for the three months ended September 30, 2000. As a percentage of Vacation Credit and Fractional Interest sales, the provision increased to 7.6% for the three months ended September 30, 2001, from 7.4% for the three months ended September 30, 2000. This increase was the result of a higher mix of sales in sales offices with expected default rates higher than the Company's previous experience.

Comparison of the nine months ended September 30, 2001, to the nine months ended September 30, 2000

The Company achieved total revenues of $359.0 million for the nine months ended September 30, 2001, compared to $250.1 million for the nine months ended September 30, 2000, an increase of 43.5%. The principal reasons for the overall improvement were a 39.6% increase in total Vacation Credit sales to $302.2 million for the nine months ended September 30, 2001, compared to $216.4 million for the nine months ended September 30, 2000, including an $18.0 million increase in Vacation Credit sales in the South Pacific, from $2.7 million to $20.7 million. In addition, $12.8 million in Fractional Interest sales from the second phase of the Depoe Bay, Oregon, resort were recognized during the nine months of 2001. No Fractional Interest sales were recognized in 2000. The remaining revenue from the sale of Fractional Interests at Depoe Bay, is expected to be recognized during the fourth quarter of 2001.

The increase in Vacation Credit sales was primarily the result of a 41.0% increase in the number of Vacation Credits sold to 224.4 million during the nine months ended September 30, 2001, from 159.1 million during the nine months ended September 30, 2000. The increase in Vacation Credits sold was largely attributable to improved performance in the eleven sales offices opened during 2000, improved efficiency at sales offices opened during the first half of 2001, a 20.9 million increase in Vacation Credits sold in the South Pacific, and continued increases in Upgrade Sales. Revenues from Upgrade sales increased 33.0% to $44.3 million for the nine months ended September 30, 2001 from $33.3 million for the nine months ended September 30, 2000. The increase in Upgrade sales demonstrates WorldMark owners' continued satisfaction with its products and service.

The Company opened the following sales offices during the first nine months of 2001:

    Location                                  Opened             On/Off-Site
    ------------------------------------ -------------------- -----------------
    Steamboat, CO....................        January, 2001        On-site
    Roslyn, WA.......................        January, 2001       Off-site
    Englewood, CO....................          March, 2001       Off-site
    Overland Park, KS................          March, 2001       Off-site
    Branson, MO......................          March, 2001        On-site
    Parramatta (Sydney 1), QLD*......          March, 2001       Off-site
    Issaquah, WA.....................          April, 2001       Off-site
    Bison Ranch, AZ..................            May, 2001        On-site
    Coeur d'Alene, ID................           June, 2001       Off-site
    Hurstville (Sydney 2), QLD*......           June, 2001       Off-site
    Broomfield, CO...................      September, 2001       Off-site
    Seaside, OR......................      September, 2001       Off-site

    *Trendwest South Pacific sales office

In addition, as part of its normal process of analyzing individual markets to optimize operating results, the Company closed the St. Louis, Missouri, office at the end of September.

In the United States, the average price per Vacation Credit sold increased to $1.40 per credit for the nine months ended September 30, 2001, versus $1.37 per credit for the nine months ended September 30, 2000. This increase was primarily a result of a $0.05 increase in the price of new Vacation Credits effective July 1, 2000, a $0.05 increase in the price of Upgrade Vacation Credits effective September 1, 2000, and a $0.05 per credit increase in the price of new Vacation Credits on May 1, 2001. The effect of these increases was offset by increases in sales reversals and discounts period over period. In the South Pacific, the average price per Vacation Credit sold decreased from $0.96 per credit to $0.87 per credit, due largely to the weakening of the Australian dollar (AUD) versus the US dollar during the year and an increase in deferred gross profit over the prior period. The price per new Vacation Credit in the South Pacific increased $0.10 AUD on September 10, 2001.

For the nine months ended September 30, 2001, financing activities generated $35.9 million in revenues, compared to $26.1 million in the same period last year, a 37.5% increase. This increase is largely attributable to a 65.6% increase in gains on the sale of Notes Receivable. The decrease in interest rates over the year has increased net interest spreads on the sale of Notes Receivable and thus the gain recognized.

Vacation Credit and Fractional Interest cost of sales increased 63.2% to $87.5 million for the nine months ended September 30, 2001, from $53.6 million for the nine months ended September 30, 2000. As a percentage of Vacation Credit and Fractional Interests sales, cost of sales increased to 27.8% for the nine months ended September 30, 2001, compared to 24.8% for the nine months ended September 30, 2000. This increase resulted from comparatively low construction costs associated with the addition of Fiji and Rancho Vistoso, Arizona properties during the first six months of 2000 and higher costs associated with the sale of Fractional Interests during 2001. Fractional Interests have a higher product cost than Vacation Credits which is offset by lower sales and marketing costs.

Sales and marketing costs increased 44.1% to $148.0 million for the nine months ended September 30, 2001, from $102.7 million for the nine months ended September 30, 2000. As a percentage of Vacation Credit and Fractional Interest sales, sales and marketing costs decreased to 47.0% for the nine months ended September 30, 2001, from 47.5% for the nine months ended September 30, 2000. The difference is primarily attributable to the lower sales and marketing costs of the Fractional Interest sales program which are included in 2001 results.

General and administrative expenses increased 32.1% to $31.3 million for the nine months ended September 30, 2001, from $23.7 million for the nine months ended September 30, 2000. As a percentage of total revenue, general and administrative costs decreased to 8.7% for the nine months ended September 30, 2001, from 9.5% of total revenue for the nine months ended September 30, 2000. The decrease is attributable in large part to the increase in total revenue. In addition, during 2000 all start-up costs for the new Midwest and South Pacific regions which were expensed as incurred, with no similar costs expensed during 2001.

The provision for doubtful accounts and recourse liability increased 49.7% to $23.2 million for the nine months ended September 30, 2001, from $15.5 million for the nine months ended September 30, 2000. As a percentage of Vacation Credit and Fractional Interest sales, the provision increased to 7.4% from 7.2% for the nine months ended September 30, 2001 and 2000, respectively. This increase was the result of a higher mix of sales in sales offices with expected default rates higher than the Company's previous experience.

The Company maintains an allowance for doubtful accounts in respect to the Notes Receivable owned by the Company and an allowance for recourse liability in respect to the Notes Receivable that have been sold by the Company. The aggregate amount of these allowances at September 30, 2001, and December 31, 2000, were $49.7 million and $38.9 million, respectively, representing approximately 7.8% and 7.7%, respectively, of the total portfolio of Notes Receivable at those dates, including the Notes Receivable that had been sold by the Company. No assurance can be given that these allowances will be adequate, and if the amount of the Notes Receivable that are ultimately written off materially exceeds the related allowances, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company estimates its allowance for doubtful accounts and recourse liability by analysis of bad debts by each sales site by year of Note Receivable origination. The Company uses this historical analysis, in conjunction with other factors such as local economic conditions and industry trends, in estimating the allowance for doubtful accounts and recourse liability. The Company also utilizes experience factors of more mature sales sites in establishing the allowance for bad debts at new sales offices. The Company generally charges off all receivables when they become 180 days past due and returns the credits associated with such charge-offs to inventory. At both September 30, 2001, and December 31, 2000, 2.3% of the Company's total receivables portfolio of $641.3 million and $502.8 million, respectively, were more than 60 days past due.

                           FORWARD LOOKING STATEMENTS

o We anticipate vacation credit revenue and overall profitability to compare favorably with last year's 4th quarter.

o System-wide September occupancy at WorldMark, the Club was 83%, down from 86% last year. October occupancy was at 80%, compared to 83% last year, due largely to decreased occupancy at fly-to, exotic and international locations. We expect occupancy to be at normal levels for the remainder of the year based on current reservation activity.

o The portion of the notes receivable portfolio more than 60 days past due increased to 2.3% at September 30th from 2.0% at June 30, 2001. At October 31st, the over 60 day portion of the portfolio had not changed materially from September 30th levels.

o Product cost as a percentage of vacation credit sales is expected to be slightly lower than last year's levels in the fourth quarter.

o Sales and marketing costs for the fourth quarter are expected to be at the high end of the Company's historical range.

o On November 8, 2001, the Board of Directors authorized a 3 for 2 stock split for shareholders of record on November 29, 2001, payable on December 14, 2001.

o On November 14, 2001, after reviewing the current economic environment, the Company requested the withdrawal its registration statement under review with the Securities and Exchange Commission (SEC) for the sale by it and certain shareholders of $75 million of common stock.

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

During the nine months ended September 30, 2001 and 2000, cash used in operating activities was $22.1 million and $34.2 million, respectively. Cash used in operating activities decreased principally due to the decreased spending on inventories when compared to 2000. For the first nine months of 2001, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $292.5 million to finance the purchase of Vacation Credits by Owners, the purchase of Notes Receivable from Affiliate of $8.6 million, an increase in inventories of $21.9 million, and spending on the MountainStar resort of $9.9 million, primarily related to the on-going entitlement process. Cash provided by operating activities during the first nine months of 2001 resulted primarily from sales and repayments of Notes Receivable of $237.9 million, an increase in accounts payable and accrued liabilities of $6.9 million, and net income of $41.6 million. For the first nine months of 2000, cash used in operating activities was principally for the issuance and purchase of Notes Receivable of $202.7 million to finance the purchase of Vacation Credits by Owners, an increase in inventories of $48.4 million due to additional construction in progress to meet increasing sales demand, and the acquisition and continuing development of the MountainStar development of $29.8 million. Cash provided by operating activities resulted primarily from sales and repayments of Notes Receivable of $197.0 million and net income of $32.2 million.

Net cash used in investing activities for the nine months ended September 30, 2001 and 2000, was $7.6 million and $4.6 million, respectively. Cash used in investing activities for the nine months ended September 30, 2001, was the result of leasehold and equipment purchases related to the twelve new sales offices opened, and increased information systems expenditures to support the growth of the Company. Cash used in investing activities for the nine months ended September 30, 2000 was the result of purchases of furniture and equipment to support the Company's new regions and sales offices opened during the period.

Net cash provided by financing activities for the nine months ended September 30, 2001 and 2000, was $29.7 million and $37.3 million, respectively. For the nine months ended September 30, 2001, cash provided by financing activities was the result of an increase in net borrowings under the bank line of credit and other of $28.9 million, issuance of common stock of $2.6 million, and an increase in due to Parent and Affiliate of $2.8 million. Cash used by financing activities was principally the result of repayments of the note payable to Parent of $2.2 million, and repurchase of common stock of $2.4 million. For the nine months ended September 30, 2000, cash provided by financing activities was principally the result of increased borrowings under the Company's bank line of credit and other of $42.1 million. Cash used in financing activities was the result of a $1.3 million decrease in due to Parent and $3.9 million of repurchases of common stock.

In August 2001, the Company formed TRI Funding V, Inc. (TRI Funding V), a special purpose finance company. At the same time, the Company sold certain Notes Receivable to TRI Funding V for cash, a subordinated note payable from TRI Funding V and a residual interest in the excess cash flows of TRI Funding V. TRI Funding V issued four classes of fixed-rate notes for a ten-year term purchased by institutional investors. Moody's Investor Service, Inc. and Fitch, Inc. rated the Class A, B, and C Notes. The Notes consisted of two time-tranched Class A Notes, $102.6 million rated "AAA" by Moody's and "Aaa" by Fitch, Class B Notes, $37.8 million rated "A2" by Moody's and "AA-" by Fitch, and Class C Notes, $23.4 million rated "Baa3" by Moody's and "BBB+" by Fitch. The notes were issued at a weighted average interest rate of 5.69%.

On September 28, 2001, the Company increased its Receivables Warehouse Facility with Banc One to $175 million from $150 million. In conjunction with this amendment, Fleet Bank entered the agreement as a co-purchaser with Banc One, purchasing $75 million of the $175 million limit.

The Company has a three-year, $85.0 million revolving credit agreement with a group of banks, which is secured by a first mortgage on the MountainStar property. The agreement allows for borrowings in Australian dollars up to a maximum of $25 million US dollar equivalent. The agreement provides for borrowings at either a reference rate or at LIBOR rates plus the applicable margin for the level of borrowings outstanding. In addition, the agreement requires a quarterly commitment fee of 0.30% to 0.50% based on the usage level of the total commitment. Available borrowings under the agreement are subject to a borrowing base which is a percentage of Notes Receivable and inventory, including property under development. The agreement requires the Company to maintain certain interest coverage ratios and capitalization ratios and also imposes limitations on certain liens and carrying amounts of inventory. Borrowings outstanding at September 30, 2001 and December 31, 2000, were $77.5 million and $48.4 million, respectively, at weighted average interest rates of 6.11% and 8.48%.

The Company has a $10 million open line of credit with its principal shareholder, JELD-WEN, inc. (Parent) which bears interest at prime plus 1.25% (currently 7.25%) per annum. The line of credit is payable on demand. As of September 30, 2001, there was $3.3 million in indebtedness to the Parent. The Company may advance excess funds to the Parent at the prime rate minus 1.75% (currently 4.25%) per annum. At September 30, 2001, there was no receivable from Parent.

In connection with the purchase of certain Notes Receivable and land for future development from Eagle Crest, Inc. (Affiliate), a wholly-owned subsidiary of Parent, the Company issued promissory notes to Affiliate in the amount of $4.2 million. Both notes are non-interest bearing. The note in the amount of $2.9 million related to the purchase of Notes Receivable matures on the earlier of September 28, 2002, or the completion of the Company's next private placement of Notes Receivable. The $1.3 million promissory note related to the purchase of land for development matures on the earlier of September 28, 2003, or the commencement of construction on the property.

In addition, the Company has a note payable outstanding to Parent in the amount of $15.5 million. This note was issued in connection with the purchase of the MountainStar development. The note carries a 9% interest rate, with quarterly interest payments due starting September 1, 2000. The first of eight quarterly principal payments of $2.2 million was made in September 2001.

The Company anticipates spending approximately $42.6 million for acquisitions and development of new resort properties and for expansion and development activities during the fourth quarter of 2001, including $4.6 million for the continued development of the MountainStar property. The Company plans to fund these expenditures with cash generated from operations, including further sales and securitizations of Notes Receivable and borrowings under the $85.0 million revolving credit agreement. Acquisition of new resort sites and properties is an ongoing process and availability of certain properties in desired locations could result in increased expenditures for such activities. The Company believes that, with respect to its current operations, cash generated from operations and future borrowings available under existing agreements will be sufficient to meet the Company's working capital and capital expenditure needs through the end of 2001.

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

Both WorldMark and WorldMark South Pacific maintain replacement reserves for the resorts, which are funded from the annual assessments of the Owners. At September 30, 2001, the amount of The Clubs' reserves was approximately $17.9 million. The replacement reserves are utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in The Clubs' resorts in which all units are owned by The Clubs. The Company may advance funds to either Club from time to time.

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

The functional currency of the Company's Australian operations is the Australian dollar. The Australian operations are funded through the $85 million credit facility, which has an Australian dollar sub-limit of up to $25 million US dollar equivalent. The Company is also subject to foreign currency exchange rate risk when developing resort properties denominated in a foreign currency. As the Company continues expanding its operations worldwide, there will be additional exposure to foreign currency exchange rate risk. The Company occasionally enters into foreign exchange contracts to reduce exposure to exchange rate risk. In January 2001, the Company entered into a forward exchange contract, to receive $2,081 CDN at a rate of $1.4955 CDN/US on July 3, 2001, and $16,919 CDN at a rate of $1.4905 CDN/US on September 30, 2002. On July 3, 2001, and again on
August 2, 2001, the July 2001 contract was rolled over into new contracts to receive $2,081 CDN at a rate of $1.4958 CDN/US. The August contract matured on September 4, 2001, at which time the Canadian dollars were purchased as contracted. The contract maturing on September 30, 2002 is still outstanding. The Company is also exposed to credit losses in the event of nonperformance by the counterparties to its foreign exchange contracts. The Company does not obtain collateral to support financial instruments but monitors the credit standing of the counterparties. The Company does not maintain a trading account for any class of financial instrument, it does not purchase high risk derivative instruments and it is not directly subject to commodity price risk.

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

Item 3 - Defaults Upon Senior Securities
                  None

Item 4 - Submission of Matter to a Vote of Security Holders
                  None

Item 5 - Other Information
                  None

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits
         -------------------------------------------------------------------
2.1      Restated Articles of Incorporation (1)
2.2      Restated Bylaws (1)
10.1     Receivables Purchase Agreement Among Trendwest Resorts, Inc. and
          TW Holdings III, Inc. and TRI Funding V, Inc.
          Dated as of August 1, 2001
10.2 Servicing Agreement Among TRI Funding V, Inc. and Trendwest Resorts, Inc. and Wells Fargo Bank Minnesota, National
          Association Dated as of August 1, 2001
10.3 Indenture Among TRI Funding V, Inc. And Trendwest Resorts, Inc. and Wells Fargo Bank Minnesota, National Association Dated
          as of August 1, 2001.
10.4     Receivables Purchase Agreement Among Trendwest Resorts, Inc.,
          TW Holdings III, Inc., Wells Fargo Bank Minnesota, Jupiter Securitization Corporation, Blue Keel Funding, LLC,
          Fleet Securities, Inc., Bank One, NA, and Bank One Trust
          Company, Dated as of September 28, 2001
11       Statement re: Computation of Earnings per share - See note 8 of
          "Notes to Condensed Consolidated Financial Statements".

         (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26861).

(b)      Reports on Form 8-K
         --------------------------------------------------------------------
         FORM 8-K dated September 26, 2001, on Item 7. Financial
          Statements, Pro Forma Financial Information and Exhibits -
          Exhibits - relating to the settlement reached between Trendwest Resorts, Inc. and RIDGE citizens group related to the MountainStar Master Planned Resort.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     TRENDWEST RESORTS, INC.



Date:      November 14, 2001         /s/ WILLIAM F. PEARE
           --------------------      -------------------------------------
                                     William F. Peare
                                     President, Chief Executive Officer and
                                     Director (Principal Executive Officer)


Date:      November 14, 2001         /s/ TIMOTHY P. O'NEIL
           --------------------      -------------------------------------
                                     Timothy P. O'Neil
                                     Vice President, Chief Financial Officer
                                     And Treasurer
                                    (Principal Financial Officer)