Form 10-K
period 2001-12-31
TRENDWEST RESORTS INC
filed 2002-04-01
CIK 1021252

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ________________



                                    FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

The number of shares of common stock outstanding on March 26, 2002, was 38,162,784 shares.

Aggregate market price of shares held by non-affiliates at March 26, 2002, was $142,229,690, consisting of 5,850,666 shares.


===============================================================================

                                     PART I
Item 1. Business

We market, sell, and finance timeshare vacation ownership interests in the form of vacation credits and fractional ownership interests. We also acquire and develop resorts. Our resorts (except fractional interests) are owned and operated through WorldMark, the Club, (WorldMark) and WorldMark South Pacific Club (WorldMark South Pacific) (collectively "the Clubs"). WorldMark is a non-profit mutual benefit corporation organized in 1989 to provide an innovative, flexible vacation ownership system. WorldMark South Pacific is a registered managed investment scheme regulated by the Australian Securities and Investments Commission ("ASIC"). We presently sell vacation ownership interests in 48 resorts located in the United States, British Columbia, Mexico, Fiji, and Australia and operate a network of 45 sales offices in eight western states, Alaska, Kansas, Missouri, Australia, and Fiji. At December 31, 2001, the Clubs had over 149,000 vacation credit owners.

We sell two types of timeshare vacation ownership interests: vacation credits and fractional ownership interests in vacation properties. Our vacation credit system is a points-based system that allows owners to reserve units at any of the Clubs' resorts, at any time of the year and in increments as short as one day. The use of vacation credits is not tied to any particular resort unit or time period. We believe that the combination of multiple Club resorts and our vacation credit system provide owners with an attractive range of vacation planning choices and values. Our vacation credit system facilitates the sale of vacation credits at off-site sales offices located in major metropolitan areas and reduces dependence on on-site sales centers located at more remote resort locations.

Fractional vacation ownership interests represent deeded fixed intervals in timeshare condominiums and are not transferred to the Clubs. Our first fractional interest program, the Depoe Bay resort on the Oregon Coast, began pre-selling in October 1998. All 377 fractional interests were completely sold by October 1999 generating total revenue of $13.3 million. Because of the success of the fractional sales program at Depoe Bay, we constructed a second phase of Depoe Bay, which has 364 fractional interests. Virtually all fractional interests were sold by December 2001 generating revenues of $13.8 million. At December 31, 2001, only one interest was remaining. We intend to continue to develop fractional ownership programs at strategic locations with high demand as a complement to our vacation credit product.

Corporate Background

We began our timeshare business as a wholly-owned subsidiary of JELD-WEN, inc. ("Parent" or "JELD-WEN") in 1989 with two condominium units. JELD-WEN is currently our principal shareholder. JELD-WEN is a privately owned company that was founded in 1960 and is a major manufacturer of doors, windows, and millwork products. Headquartered in Klamath Falls, Oregon, JELD-WEN has diversified operations located throughout the United States and in numerous foreign countries that include manufacturing, hospitality and recreation, retail, financial services, and real estate.

We raise capital for property acquisitions and working capital by selling or securitizing notes receivable through six subsidiaries (the "Finance Subsidiaries") and through a corporate revolving credit facility. We have transactions with other JELD-WEN subsidiaries and related parties. See note 14 "Related Party Transactions" in the notes to the consolidated financial statements included herein.

We were incorporated in Oregon in 1989. Our principal executive offices are located at 9805 Willows Road, Redmond, Washington 98052, and our telephone number is (425) 498-2500.

The Clubs

(i) WorldMark, the Club

We formed WorldMark, the Club as a California nonprofit mutual benefit corporation in 1989 to own, operate, and manage the real property that we convey to it. WorldMark is not a part of us, and its operations are not included in our consolidated financial statements. Owners receive the right to use all WorldMark resort units at any available time and interval selected by the owner on a first-come, first-served basis, and the right to vote to elect WorldMark's board members and with respect to certain major WorldMark matters. The number of votes that each Owner has is based on the number of vacation credits owned. As of December 31, 2001, there were nearly 144,000 WorldMark owners.

The resorts are owned by WorldMark free and clear of all monetary encumbrances. WorldMark maintains a replacement reserve for the WorldMark resorts, which is funded from the annual assessments of the owners. The replacement reserve is utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in WorldMark resorts in which all units are owned by WorldMark. As of December 31, 2001, WorldMark had a reserve for replacement costs of approximately $18.9 million for all depreciable assets (e.g., furniture, appliances, carpeting, roofs, and decks) of the resorts.

The WorldMark concept provides owners significant flexibility in planning vacations. Depending on how many vacation credits an owner has purchased, the owner may use the vacation credits for one or more vacations annually. The number of vacation credits that are required to stay one day at WorldMark's units varies, depending upon the resort location, the size of the unit, the vacation season, and the day of the week. For example, a Friday or Saturday night stay at a one-bedroom unit may require 900 vacation credits per night off-season and 1,750 vacation credits per night in peak season. A midweek stay at the same one-bedroom unit would require less vacation credits. The range of vacation credits that is required to stay one day enables an owner to vary the number of days at the WorldMark resorts depending on the vacation choices made by the owner. Under this system, owners can select vacations according to their schedules, space needs, and available vacation credits. Vacation credits are reissued on an anniversary date basis and any unused vacation credits may be carried over for one year. An owner may also borrow vacation credits from the owner's succeeding year's allotment.

An owner may also purchase bonus time from WorldMark for use when space is available. Bonus time can only be reserved within fourteen days of use for drive-to locations and within thirty days of use for exotic locations (Hawaii, Mexico, and Fiji). Bonus time gives owners the opportunity to use available units on short notice at a reduced rate (generally from $20 to $50 per night, mid-week in the off-season) and to obtain usage beyond their vacation credit allotment.

WorldMark collects maintenance dues from owners based on the number of vacation credits owned. Currently, the annual dues are $340 for the first 6,000 Vacation Credits owned, plus approximately $79 for each additional increment of 2,000 - 3,000 vacation credits owned. These dues reflect an increase effective October 1, 2001. Previously dues were $325 for the first 6,000 vacation credits owned, plus approximately $76 for each additional increment of 2,000 - 3,000 vacation credits owned. Dues are intended to cover WorldMark's operating costs, including condominium association dues at the WorldMark resorts. We pay WorldMark the dues on the unsold vacation credits we own. These payments totaled $1.7 million, $1.0 million, and $1.4 million in 2001, 2000, and 1999, respectively.

WorldMark has a five-member board of directors that manages its business and affairs. Three of the directors of WorldMark are also current or former officers of Trendwest. The Board must obtain the approval of a majority of the voting power of the owners represented (excluding Trendwest) to take certain actions, including (i) incurrence of capital expenditures exceeding 5% of WorldMark's budgeted gross expenses during any fiscal year and (ii) selling property of WorldMark during any fiscal year with an aggregate fair market value in excess of 5% of WorldMark's budgeted gross expenses for such year.

We have a management agreement with WorldMark under which we act as the exclusive manager and servicing agent of WorldMark and the vacation owner program. Our responsibilities under the management agreement include general management of WorldMark, overseeing the property management and service levels of the resorts, and preparing financial forecasts and budgets for WorldMark. The management agreement provides for automatic one-year renewals unless such renewal is denied by a majority  of the  voting  power of the owners  (excluding
us). As compensation for our services, we receive the portion of total revenues received by WorldMark remaining after WorldMark pays or reserves for its expenses plus reserves for repair and replacement of resorts. This amount is subject to a ceiling equal to 15% of the budgeted annual expenses and reserves of WorldMark (exclusive of our fee). Our management revenues from WorldMark for the years ended December 31, 2001, 2000, and 1999 were approximately $3.2 million, $3.9 million and $3.0 million, respectively.

WorldMark has programs whereby an owner can use his or her vacation credits toward other vacation options such as package tours and cruises. WorldMark provides the owner with the package in exchange for the owner's vacation credits plus cash, if necessary. The vacation credits are deposited into a pool of credits. The pool of credits is available to us for a fee of $0.07 per credit or for one-time use to owners for a fee of $0.08 per credit. In 2001, we purchased $2.5 million of these one-time use vacation credits from WorldMark for marketing programs.

(ii) WorldMark South Pacific Club

On October 22, 1999, we formed a wholly-owned Australian subsidiary, Trendwest South Pacific, Pty. Ltd., to conduct sales, marketing, and resort development activities in Australia and the South Pacific. Trendwest South Pacific was the first company licensed under the new timeshare regulations in Australia. WorldMark South Pacific was formed by Trendwest South Pacific in 2000 as a unit trust and a registered managed investment scheme to own, operate, and manage the real property conveyed to it by Trendwest South Pacific. WorldMark South Pacific is not part of us, and its operations are not included in our consolidated financial statements. Owners receive the right to use all resort units and the right to vote with respect to certain major matters. The number of votes that each owner has is based on the number of vacation credits owned. Trendwest South Pacific is the manager of WorldMark South Pacific. As of December 31, 2001, there were nearly 6,000 owners in WorldMark South Pacific.

The resorts are owned by WorldMark South Pacific free and clear of all monetary encumbrances. The title to the resort properties are held in trust for the benefit of the owners by an independent custodian, Permanent Trustee Australia Limited. WorldMark South Pacific maintains a replacement reserve for its resorts, which is funded from the annual assessments of the Owners. The replacement reserve is utilized to refurbish and replace the interiors and furnishings of the condominium units. As of December 31, 2001, WorldMark South Pacific had a reserve for replacement costs of approximately $0.2 million.

The operation of WorldMark South Pacific is similar to the US operations of WorldMark. WorldMark South Pacific owners may also purchase bonus time. WorldMark and WorldMark South Pacific have reciprocal exchange privileges for their respective owners. The credit values in WorldMark South Pacific are consistent with WorldMark.

WorldMark South Pacific collects maintenance dues from owners based on the number of vacation credits owned. Currently, the annual dues are AUD $358 for the first 6,000 Vacation Credits owned, plus approximately AUD $82 for each additional increment of 2,000 - 3,000 vacation credits owned. These dues are intended to cover operating costs, including condominium association dues at the resorts. Trendwest South Pacific pays the dues on the unsold vacation credits they own. Such payments totaled $0.2 million and $0.3 million for the years ended December 31, 2001 and 2000, respectively.

WorldMark South Pacific is managed by Trendwest South Pacific. Certain matters require the approval of a majority of the voting power of the owners represented (excluding Trendwest South Pacific) to take certain actions, including (i) incurrence of capital expenditures or special assessments exceeding 5% of WorldMark South Pacific's budgeted gross expenses during any fiscal year and
(ii) special assessments selling property of WorldMark South Pacific during any fiscal year with an aggregate fair market value in excess of 5% of WorldMark South Pacific's budgeted gross expenses for such year.

Through our subsidiary, Trendwest South Pacific, we have a management agreement with WorldMark South Pacific under which we act as the exclusive manager and servicing agent of WorldMark South Pacific and the vacation owner program. Our responsibilities under the management agreement include general management of WorldMark South Pacific, overseeing the property management and service levels of the resorts, and preparing financial forecasts and budgets for WorldMark
South Pacific. The management agreement provides for automatic five-year renewals beginning in 2005 unless such renewal is denied by a majority of the voting power of the owners (excluding us). As compensation for our services, we receive a management fee of 15% of WorldMark South Pacific's expenditures (exclusive of our fee). Our management revenues from WorldMark South Pacific for the years ended December 31, 2001 and 2000 were approximately $0.2 million and $0 million, respectively.

                                   The Resorts

The following table sets forth certain information as of December 31, 2001, regarding each existing resort, planned expansion at existing resorts through 2002, and planned new resorts through 2003:

                                                              Existing
                                                                Units
                                                 Date            in        Planned    Total Units
   Existing Resorts         Location       Contributed(a)      Service    Expansion   Anticipated   II Rating (b)   RCI Rating (c)
-------------------     --------------     ---------------   ----------   ---------   -----------   -------------   --------------
Arizona
  Pinetop               Pinetop/Lakeside    August 1999           60          --            60        Five Star      Gold Crown
  Vistoso               Tucson              December 1999        110          --           110        Five Star      Gold Crown
  Bison Ranch           Bison Town          May 2001              41          --            41        Five Star      Gold Crown

Australia
  Gold Beach (d)        Caloundra, QLD      June 2000             19          --            19        Five Star         (e)
  Calypso Plaza (d)     Coolangatta, QLD    April 2000            10          --            10           (b)            (e)
  Trinity Links (d)     Cairns, QLD         August 2000           12          --            12        Five Star         (e)
  Horizon (d)           Port Stephens,
                        New South Wales     March 2001            10          --            10        Five Star         (e)
  Pacific Bay (d)       Coffs Harbour,
                        New South Wales     November 2001         15          --            15           (i)            (e)

British Columbia
  Sundance              Whistler            February 1992         25          --            25        Five Star      Gold Crown
  Cascade Lodge         Whistler            September 1999        42          --            42        Five Star      Gold Crown
  The Canadian          Vancouver           April 2000            42          --            42        Five Star      Gold Crown

California
  North Shore Estates   Bass Lake           October 1991          61          --            61        Five Star      Gold Crown
  Beachcomber           Pismo Beach         April 1993            20          --            20           (b)           R.I.D.
  Palm Springs          Palm Springs        July 1995             64          --            64           (b)           R.I.D.
  Big Bear              Big Bear Lake       April 1996            58          57           115        Five Star      Gold Crown
  Clear Lake            Nice                July 1998             88          --            88        Five Star      Gold Crown
  Angels Camp           Angels Camp         September 1998       100          11           111        Five Star      Gold Crown
  Marina                Monterey Bay        November 1999         33          --            33        Five Star      Gold Crown
  Oceanside             Oceanside           September 2001       138          --           138        Five Star      Gold Crown

Colorado
  Steamboat Springs     Steamboat Springs   December 2000         34          --            34        Five Star      Gold Crown

Fiji
  Denarau Island (f)    Denarau Island      December 1999         87          --            87        Five Star      Gold Crown

Hawaii
  Valley Isle           Maui                April 1990            14          --            14        Five Star      Gold Crown
  Kapaa Shores          Kauai               July 1991             49          --            49           (b)           R.I.D.
  Kona                  Hawaii              November 1997         64          --            64        Five Star      Gold Crown
  Kihei                 Maui                December 2001        199          --           199        Five Star      Gold Crown

Idaho
  Arrow Point           Coeur D'Alene       September 2000        40          --            40        Five Star      Gold Crown
  McCall                McCall              September 2001        20          --            20        Five Star      Gold Crown

Mexico
  Coral Baja            San Jose del Cabo   November 1994        136          --           136        Five Star      Gold Crown
  La Paloma             Rosarita Beach      August 2000           37          --            37        Five Star      Gold Crown

Missouri
  Lake of the Ozarks    Ozarks              December 2000         70          --            70        Five Star      Gold Crown
  Branson               Branson             August 2001           80          --            80        Five Star      Gold Crown

Nevada
  Lake Tahoe            Stateline           January 1991          50          --            50           (b)            R.I.D
  Las Vegas             Las Vegas           December 1996         42          --            42        Five Star      Gold Crown
  Reno                  Reno                November 2000         63          --            63        Five Star      Gold Crown




                                                              Existing
                                                                Units
                                                 Date            in        Planned    Total Units
   Existing Resorts         Location       Contributed(a)      Service    Expansion   Anticipated   II Rating (b)   RCI Rating (c)
-------------------     --------------     ---------------   ----------   ---------   -----------   -------------   --------------
Oregon
  Eagle Crest           Redmond             September 1989       111          --           111        Five Star      Gold Crown
  Gleneden Beach        Lincoln City        March 1996            80          --            80        Five Star      Gold Crown
  Running Y Ranch       Klamath Falls       February 1997         94          --            94        Five Star      Gold Crown
  Schooner Landing      Newport             September 1997        13 (g)      --            13        Five Star      Gold Crown
  Depoe Bay             Depoe Bay           April 1999           110          --           110        Five Star      Gold Crown

Utah
  Wolf Creek            Eden                June 1998             71 (h)      --            71        Five Star      Gold Crown
  Harbor Village        Bear Lake           January 1999          26          --            26        Five Star      Gold Crown
  St. George            St. George          December 2000         59          --            59        Five Star      Gold Crown

Washington
  Lake Chelan Shores    Chelan              August 1990           13          --            13        Five Star      Gold Crown
  Surfside              Long Beach          September 1991        25          --            25           (b)           R.I.D.
  Discovery Bay         Sequim              January 1992          47          --            47        Five Star      Gold Crown
  Park Village          Leavenworth         July 1992             72          --            72        Five Star      Gold Crown
  Mariner Village       Ocean Shores        June 1994             32          --            32        Five Star      Gold Crown
  Birch Bay             Blaine              January 1995         103          --           103        Five Star      Gold Crown



                                                               Existing
                                                                Units
                                            Expected              In       Planned    Total Units
   Planned Resorts           Location       Completion         Service    Expansion   Anticipated
  ------------------    ----------------    ------------       --------   ---------   -----------
  Las Vegas             Las Vegas, NV       August 2002           --         207           407
  Kirra Beach           Kirra Beach,        October 2002          --         104           104
                        Queensland,
                        Australia
  South Lake Tahoe      Lake Tahoe, NV      January 2003          --          51            51
  Victoria              Victoria, B.C.      February 2003         --          91            91
  Seaside               Seaside, Oregon     June 2003             --         171           171
  Solvang               Solvang, CA         September 2003        --          89            89
  Sonoma                Sonoma, CA          September 2003        --         150           228
                                                              ---------- ------------ -------------

                        Total                                  2,789         931         3,998
                                                              ========== ============ =============

(a) The dates in this column indicate, for each resort, the month and year in which the first completed units at such resort were transferred to WorldMark or WorldMark South Pacific. At certain resorts, additional units were transferred to WorldMark at later dates.

(b) Five Star is the only resort rating awarded by II. These resorts did not attain a Five Star rating.

(c) Gold Crown and Resort of International Distinction ("R.I.D.") are resort ratings awarded annually by RCI. As of December, 2001 approximately 19% of all resorts reviewed by RCI received a Gold Crown rating, the highest rating awarded by RCI, and approximately 13% of all resorts reviewed by RCI received an R.I.D. rating, the second-highest rating awarded by RCI.

(d)  These units are deeded to WorldMark South Pacific Club.

(e) The units in WorldMark South Pacific participate in the exchange network with Interval International and are not rated by RCI.

(f) 66 units were deeded to WorldMark and 21 units deeded to WorldMark South Pacific.

(g) We purchased 659 weeks of time per year from Schooner Landing and deeded the rights to this time to WorldMark. This is equivalent to 13 condominium units.

(h) We purchased 490 weeks of time per year from Wolf Creek and deeded the rights to this time to WorldMark. This is equivalent to 9 condominium units. We constructed the remaining 62 units.

(i)  This resort has not yet been rated by II.

Sales and Marketing

We use a variety of marketing programs to attract prospective owners, including sponsored promotional contests offering vacation packages or gifts, targeted mailings and telemarketing efforts, and various other promotional programs. We also co-sponsor sweepstakes, giveaways and other promotional programs with professional teams at major sporting events (such as Portland Trail Blazers basketball games and Seattle Mariners baseball games) and with supermarkets. We continually monitor and adjust our marketing programs to improve efficiency. We target prospective owners through an analysis of age, income and travel interests.

Our sales of vacation credits primarily occur at 29 off-site sales offices located in metropolitan areas in six regions, including the South Pacific. The remainder of our vacation credit sales occur at 16 on-site sales offices. Our fractional interest sales activity occurs on-site at the Depoe Bay resort. In 2001, 85% of our vacation credit sales were generated by off-site sales offices.

We believe the advantages of using off-site sales offices compared to sales offices located at more remote resorts include:

>>   access to larger numbers of potential customers

>>   convenience for prospective customers to attend a sales presentation

>> access to a wider group of qualified sales personnel due to more convenient work locations

>>   ability to open new sales offices easily, and

>> lower marketing costs to attract prospective customers to visit an off-site sales office.

Our off-site sales offices include a theater, sales area, and reception area. Each off-site sales center is staffed by a sales manager, an office administrator, approximately 10 to 25 salespeople, two developer's representatives, and additional staff for guest registration and clerical assistance. Our salespeople spend approximately 90 minutes with each potential owner viewing videos of our resorts, answering customers' questions, and providing detailed information regarding our vacation ownership opportunities. The on-site sales offices generally include similar facilities and a smaller number of staff compared to the off-site sales offices.

Printed information regarding Trendwest and the resorts, as well as the rights and obligations of owners, is provided to each prospective member before vacation ownership interests are sold. Prior to finalizing a sale, each new owner meets with one of our developer representatives to discuss the new owner's reasons for joining and to review the rights and obligations of owners. The purpose of this meeting is to allow prospective owners to review their proposed commitment in an environment separate from the sales process.

Under the laws of each state where we sell vacation ownership interests, each purchaser has a right to rescind the purchase for a period ranging from three to fifteen calendar days, depending on the state, following the later of the date the contract was signed or the date the purchaser received the last of the documents required to be provided by the Company. Our current practice is to allow all purchasers a minimum rescission period of seven days, even if state law allows a shorter period. During 2001 and 2000, the Company had a rescission rate of 16.2% for both years, which is consistent with our historical experience.

We offer existing Owners cash awards for referrals of potential new owners. We maintain a staff of marketing individuals who specialize in promoting referrals by existing owners. In addition, as part of our ongoing marketing efforts, we offer existing owners the opportunity to purchase additional vacation credits generally at a discount from the current price. Owners may purchase additional vacation credits in increments of 1,000 credits. We currently employ 61 sales representatives who specialize in upgrade sales. Many customers purchase more than one upgrade over time, generally at a discount from the purchase price. These sales provide a higher gross margin than other vacation credit sales due to substantially lower marketing costs and lower sales commissions. Sales of vacation credits from our owner referral program and upgrade sales contributed, in the aggregate, approximately 26.0% and 26.9% of our net vacation credit sales in 2001 and 2000, respectively.

Customer Financing

Since an important component of our sales strategy is the affordability of vacation credits, we believe that we will continue to finance a significant portion of our sales. In 2001, the average new owner purchased approximately 6,528 vacation credits for a purchase price of approximately $9,172. We financed approximately 87% of the aggregate purchase price of vacation credits sold to new owners with an average new note receivable of approximately $8,256. During 2001, the aggregate amount of notes receivable generated in connection with the sale of vacation credits to new owners was approximately $302.3 million. Both vacation credit and fractional interest sales require a down payment of at least 10% of the purchase price. Notes receivable relating to vacation credit sales have terms of up to seven years at interest rates of 11.9% to 14.9%. Notes receivable relating to fractional interest sales have terms of up to ten years at interest rates of up to 11.9%.

Existing owners purchasing additional vacation credits must either make a down payment of 10% of the price of the upgrade sale or have sufficient equity in their existing vacation credits to provide at least 10% of the value of all vacation credits, including the upgrade. The amount of the existing receivable is often cancelled, and a new seven-year note secured by an interest in all vacation credits owned is issued.

At December 31, 2001, an aggregate of $665.9 million of notes receivable were outstanding. Of this amount, $61.7 million is unencumbered and $604.2 million has been transferred into special purpose finance entities in securitization transactions which qualify as sales of notes receivable. We receive proceeds from these securitization transactions upon transfer of the notes receivable to the finance entities and, subsequently as we receive an interest rate differential and cash collections on the overcollateralized component of the transferred receivables. At December 31, 2001, the fair value of the interest rate differential of notes receivable securitized was $74.2 million, and the gross amount of the overcollateralized component was $74.9 million. Our loss exposure for notes receivable securitized is limited to the residual interest in notes receivable securitized. Although we are not required to do so, our historical practice has been to repurchase defaulted securitized notes receivable up to certain limits, generally 10% to 17% of the face amount of the original balance of notes receivable securitized. We expect to continue to sell a substantial amount of our notes receivable in the future.

Notes receivable become delinquent when a scheduled payment is 30 days or more past due and reservation privileges are suspended when a scheduled payment is 60 days or more past due. At December 31, 2001, approximately $16.1 million, or 2.42% of our total receivables portfolio serviced of $665.9 million, were past due 60 days or more. Our practice is to accrue 100% of the interest on notes receivable up to 60 days past due and 50% of the interest on notes receivable 60 to 90 days past due. Interest is not accrued on notes receivable more than 90 days past due. When we write off uncollectible notes receivable (generally when the receivable becomes 180 days past due), we reverse any interest that had been accrued, reclaim the related vacation credits that secure such notes receivable, and return such vacation credits to inventory as available for resale. In the event of default of a fractional interest, we foreclose or offer a deed in lieu of foreclosure on the title and remarket the interest.

We maintain an allowance for doubtful accounts on all notes receivable. We estimate our allowance for doubtful accounts by analysis of bad debts by each sales site by year of note receivable origination. We use this historical analysis in conjunction with other factors such as local economic conditions and industry trends. We also utilize experience factors of more mature sales sites in establishing the allowance for bad debts at new sales offices. The aggregate amount of this allowance, excluding an allowance for sales reversals, at December 31, 2001 and 2000 was $51.9 million and $38.9 million, respectively, representing approximately 7.8% and 7.7%, respectively, of the total portfolio of notes receivable outstanding at those dates. The increase in the provision as a percentage of the total portfolio reflects sales growth in new sales offices with expected default rates higher than our historical average. No assurance can be given that this allowance will be adequate, and if the amount of the notes receivable that is ultimately written off materially exceeds the related allowance, our business, results of operations and financial condition could be materially adversely affected.

Loan Servicing

We perform our note servicing function in-house. We have retained other third parties to provide many functions including the lockbox function, custodial and statement rendering services. As servicer, we are responsible for the maintenance of the accounts receivable file, all billing and collection activities, including daily disbursements of collected funds to the Trustees of the various securitizations. In addition, we handle all personal interaction with the owners, including the collection process.

Property Ownership

(i) Vacation Credits

We transfer, or arrange for the seller of the property to transfer, title to the property to the Clubs in return for vacation credits and the exclusive right to sell vacation credits. The Clubs are contractually prohibited from revoking such rights or transferring them to another party.

When we purchase resort property, we vest the title to the property in the Clubs, free and clear of any debt encumbrance. For properties we develop, we may initially obtain title in the undeveloped property and then deed the developed resort property to the Clubs. At the time we vest title to the property in WorldMark, the Club, a "Declaration of Vacation Owner Program" is recorded against the property. This declaration establishes the usage rights of owners as a covenant on title, thus protecting those rights against the effect of any future encumbrance. This ownership structure is designed to protect the timeshare usage rights of the owners and comply with statutory regulations. Title to the properties in WorldMark South Pacific is held by a third party custodian for the benefit of the owners. This preserves the title against future encumbrance and protects the owners' usage rights.

Vacation credits are allocated to each unit based on its vacation use value relative to existing properties. Vacation credits are assigned for weeks of peak, shoulder and off-peak use, reserving time for bonus time, repairs and maintenance. At non-exotic resorts (exotic resorts are Hawaii, Mexico and Fiji), only 48 weeks of time of each unit are available for sale to owners leaving 4 weeks for bonus time and maintenance and upkeep on the units. At exotic locations, 51 weeks of time of each unit are available for sale to owners leaving the remaining time for maintenance and upkeep. The aggregate vacation credits assigned to each unit may not be increased in the future, and the actual number of credits assigned are contained in the recorded declaration. This system of irrevocable allocation and registration with the state protects the owners by preventing dilution in the usage value of the owner's vacation credits.

(ii) Fractional Interests

Fractional interests represent deeded intervals in condominium units. The purchaser of a fractional interest owns an equal share of the condominium and pays maintenance dues to a homeowner's association made up of other fractional owners.

Fractional owners have been deeded specific weeks of time spaced evenly throughout the year. The current fractional project at Depoe Bay in Oregon is sold in 13th share increments. Each share represents four one-week intervals thirteen weeks apart. These intervals rotate forward one week each year allowing a fractional owner to have access to every calendar week over a thirteen year period.

Participation in Vacation Interval Exchange Networks

We believe that the sale of our vacation ownership products is made more attractive by our participation in the vacation interval exchange networks operated by Interval International (II) and Resort Condominiums, International
(RCI). U.S. vacation credit owners participate in II and RCI; fractional interest owners and South Pacific Owners participate in II.

Competition

We are subject to significant competition from other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels. See "Risk Factors - Competition".

Employees

As of December 31, 2001, we had approximately 4,000 full-time employees. We believe that our employee relations are good. None of our employees are represented by a labor union.

We prefer to fill promotional opportunities from within our existing staff. To support this philosophy, a full array of training curriculums have been designed and offered. These "in-house" training courses range from curriculums including management training, product knowledge, recruiting and interviewing, employee orientation, and job specific training such as Best Sales Practices and Customer Service.

We maintain several employee benefits such as a 401(k) plan, an Employee Stock Purchase Plan, and an incentive stock option plan for certain employees. Our Employee Stock Purchase Plan allows employees to purchase company stock through a payroll deduction, with certain provisions, at a discount.

                                  RISK FACTORS

In addition to the other information contained in this Form 10-K, the following risk factors should be carefully considered in evaluating our business and us. We caution the reader that this list of risk factors may not be exhaustive. This document contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated by such forward-looking statements as a result of certain factors, including the factors set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as those discussed elsewhere in the Form 10-K.

Dependence on Acquisitions of Additional Resort Units for Growth; Need for Additional Capital

Because the units are conveyed directly to the Clubs free of any monetary encumbrances, we must pay the full cost of a resort prior to selling any vacation credits attributable to that resort. Likewise, we incur sales and marketing expenses prior to realizing cash proceeds from the sale of vacation credits. Since we generally finance a large percentage of the aggregate purchase price of the vacation credits we sell, we do not generate sufficient cash from sales to provide the necessary capital to pay the costs of developing additional resorts and to replenish working capital. Our principal source of funding cash requirements is borrowing against and selling the receivables from the sale of vacation credits. It is possible that we may not be able to borrow against or to sell these receivables in the future, particularly if we suffer any significant decline in the credit quality of these receivables. If we are unable to obtain sufficient debt or equity financing, our ability to acquire additional resort units will be adversely affected and our profitability from sales of vacation credits may be reduced or eliminated.

Risks Associated with Development and Construction Activities

Our future growth and financial success depend, to a significant degree, on the availability of attractive resort locations and our ability to acquire and develop additional resort units on favorable terms. The number of vacation credits we can sell depends upon the number of resort units that we have transferred to the Clubs. If we do not continually add resort units or if the new units are not located in vacation areas desired by our prospective customers, our sales of vacation credits will suffer. The acquisition and development of resorts involve risks, including that construction costs may exceed original estimates or construction or permitting may not be completed on schedule, resulting in increased interest expense and delays in the availability for sale of vacation credits. In addition, although our construction activities are generally performed by third-party contractors, it is possible that construction claims may be asserted against us for construction defects and such claims may give rise to liabilities. If we are unable to acquire and develop additional resorts, or face delays or excessive costs in doing so, our ability to sell vacation credits will be impaired and our profits will be reduced. We currently have purchase agreements, developments in progress or plans to obtain additional resort units that will satisfy our anticipated sales volumes of vacation credits through the end of 2003. It is possible that not all of these units will be acquired or completed on a timely basis or at all, which would adversely affect our ability to sell vacation credits.

Risks Associated with Developing MountainStar

We are currently developing 7,400 acres located 80 miles east of Seattle, Washington. We plan to develop the property as two separate projects: the MountainStar Master Planned Resort and the City of Cle Elum Urban Growth Area, a Master Planned Community.

Plans for the 6,300 acre Master Planned Resort include at least two golf courses, numerous recreational amenities and 3,785 dwelling units. Before we can begin development of the Master Planned Resort, we must finalize sewer availability with the City of Cle Elum and transfer our water rights for the project. The Master Planned Resort land use plan has been approved by Kittitas County, and all appeals have been settled. We are working on several strategies to transfer our water rights to develop the proposed projects. If we cannot transfer our water rights, development of the property may not occur as planned.

The 1,100 acre Urban Growth Area project is planned as a mixed-use development including a primary home community with single-family homes, condominiums, an office park, a golf course and apartment units. The city of Cle Elum will release the Final Environmental Impact Statement on March 18, 2002. The entitlement process for the project is independent from the entitlement process for the Master Planned Resort except for water rights transfer and sewer availability. Without the necessary governmental approvals and water rights transfers, development of the Urban Growth Area may not occur as planned.

In the event that we cannot develop either or both projects as planned due to our inability to obtain final government approvals, our inability to secure the necessary water rights transfers or for other reasons, we have developed an alternative strategy for disposition by selling large lot parcels.

We have not previously developed projects of the scope and cost of the MountainStar Master Planned Resort and the Urban Growth Area in the City of Cle Elum. We have hired project managers with extensive experience in the development of master planned resorts and communities. As development activities increase, we will need to hire other experienced managers, contractors and consultants in order to successfully complete the project. Even with experienced development managers, we may encounter design, development or construction problems and delays that are not anticipated and that may cause the total cost and actual development time of the projects to exceed our current estimates.

The MountainStar Master Planned Resort and the Urban Growth Area project will require substantial capital over the life of these projects. We anticipate that we will borrow a substantial portion of the required capital. If the development is delayed or if we do not generate the anticipated revenues from the projects, the increased interest expense as a result of these borrowings will affect our net income and the related indebtedness may affect our financial position.

Factors Affecting Sales Volume

As the number of potential customers in the geographic area of a sales office who have attended a sales presentation rises, we may have increasing difficulty in attracting additional potential customers to a sales presentation at that office, and it may become increasingly difficult to maintain current sales levels at our existing sales offices. We anticipate that a substantial portion of our future sales growth will depend on the opening of additional sales offices. Sales from existing or new sales offices may not meet our expectations. In such event, fixed expenses and excess inventory will need to be promptly reduced in order to avoid significant harm to our business. Our efforts in this respect may not be successful. Further, since we presently depend on telemarketing activity to contact prospects and invite guests to attend a sales presentation, our sales volume could also be reduced if our ability to use this marketing technique is disrupted by government regulation, decreased customer acceptance or otherwise.

Geographic Concentrations

We intend to expand our resort locations and our sales offices into market areas where we presently do not have operations. Due to our lack of familiarity with these new markets, we could encounter problems in locating and acquiring resort units or in marketing vacation credits that we did not foresee. These problems could lead to decreased sales growth and increased operating costs, thereby decreasing our net income.

General Economic Conditions; Concentration in Timeshare Industry

A prolonged economic slowdown or a lengthy or severe recession could hurt our operations. The risks associated with our business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased discretionary consumer spending, adversely affecting our sales of vacation ownership interests. Any significant worsening in economic conditions or price increases or adverse events related to the travel and tourism industry could also reduce our sales. These same economic conditions may also limit the future availability of attractive financing rates for us or our customers which may also materially impact our business. We may also experience decreased collectibility and saleability of our notes receivable used to finance our operations. Since our target customers include those with moderate income levels, these individuals may be affected more negatively by an economic downturn than higher income individuals. We presently sell vacation credits
primarily   through  off-site  sales
offices in the western United States. Accordingly, we are particularly vulnerable to regional conditions, such as energy costs, in this area of the country. Further, as our operations are conducted solely within the timeshare industry, any adverse changes affecting the timeshare industry could have a material adverse effect on our business, results of operations, and financial condition.

Risks Associated with Customer Financing

We face certain credit risks related to our customer financing. Although we obtain a security interest in the vacation credits and fractional interests purchased by our customers, we do not verify a prospective owner's credit history for vacation credit sales. Our loss exposure for notes receivable securitized is limited to the residual interest in notes receivable securitized. The value of our residual interest in securitizations, net may also be diminished if actual prepayments exceed our estimates. As general interest rates decrease and remain at historically low levels for extended periods, the likelihood of early prepayments will probably increase. Trends in our portfolio during January and February 2002 indicate increased prepayment rates over historical amounts.

Our historical practice has been to voluntarily repurchase defaulted securitized notes receivable. We then write off any notes receivable deemed uncollectible and reclaim and return to inventory the related vacation credits or fractional interests that secure such notes receivable. However, we are not able to recover the associated marketing costs and sales commissions and these expenses must be incurred again to resell the vacation credits or fractional interests.

We maintain an allowance for doubtful accounts on all notes receivable. However, these allowances are estimates and if the amount of our interest in the notes receivable that is ultimately uncollectible materially exceeds the related allowances, our results of operations and financial condition could be harmed.

Interest Rate Risk

We generally provide financing for a significant portion of the aggregate purchase price of vacation credits and fractional interests sold at a fixed interest rate. We then sell the notes receivable in order to provide liquidity. If interest rates were to increase significantly our net income from financing would be reduced, since we would probably not increase the interest rate offered to finance vacation credit and fractional interest purchases. Conversely, if interest rates were to decrease and remain at historically low levels for extended periods, the likelihood of early prepayments will probably increase, and customers will seek alternative financing, reducing our net income from financing.

Risk Associated with Rapid Growth

We have grown rapidly and plan to continue to grow in the future. Rapid increases in the number of owners, the amount of notes receivable and the number of resorts and sales offices will require the acquisition of additional management, administrative and sales personnel and sophisticated technology and control systems to service the increased number of Club owners and prospective customers and to manage our business, which we may not be able to do. If we do not properly manage the Clubs' operations or the servicing of the notes receivable, we could experience increased dissatisfaction by the Clubs' owners, which could lead to lower sales volumes and increased defaults on the notes receivable or in extreme cases, efforts to replace us as manager of the Clubs.

Foreign Exchange Risk

We are subject to foreign currency exchange rate risk when developing resort properties and incurring costs denominated in a foreign currency and on sales operations in the South Pacific. While we intend to mitigate our foreign exchange risk through swap agreements and borrowings denominated in foreign currencies, no assurance can be given that these strategies will be successful and changes in foreign currency exchange rates could therefore have a materially adverse effect on our business, results of operations, and financial condition.

From time to time, we may be exposed to losses in the event of nonperformance by the counterparties to our forward swap agreements used to hedge foreign exchange risks. We do not obtain collateral to support financial instruments but monitor the credit standing of the counterparties.

Risks Associated with International Development

We are subject to risks arising from developing resort properties and sales and marketing activities in the South Pacific. We have registered our product under Australian regulations and are currently engaged in sales operations there. Unlike the United States, Australian law requires a vacation ownership interest to be sold as a security. Many, if not all of the risks described herein, are potential risk factors for development activities in the South Pacific.

Competition

We compete with other entities engaged in the business of resort development, sales and operation, including vacation interval ownership, condominiums, hotels and motels, for the sales of vacation ownership interests and for the acquisition of resale units. We may not be able to successfully compete against these entities. In addition, resales of vacation credits by owners may compete with our sales of new vacation credits and may inhibit our ability to increase the market price of our vacation credits.

Regulation of Marketing and Sales of Vacation Credits; Other Laws

Our marketing and sales of vacation credits and other operations are extensively regulated by the federal government and by the states and foreign jurisdictions in which the Clubs' resorts are located and in which vacation credits are marketed and sold.

State and Provincial Regulations. Most U.S. states and Canadian provinces have adopted specific laws and regulations regarding the sale of vacation interval ownership programs. We have registered our resorts, our vacation program, and the number of vacation credits available for sale within the following jurisdictions: Alaska, Arizona, Arkansas, California, Colorado, Idaho, Illinois, Iowa, Kansas, Kentucky, Louisiana, Minnesota, Mississippi, Missouri, Montana, Nevada, Oklahoma, Oregon, Tennessee, Utah, Washington, Wisconsin, Wyoming, and British Columbia. We are required to deliver a detailed offering statement describing Trendwest and all material aspects of the project and sale of vacation credits to all new purchasers of vacation credits, together with certain additional information concerning the terms of the purchase. State laws grant the purchaser from three to fifteen calendar days following the later of the date the contract was signed or the date the purchaser received the last of the documents we are required to provide to rescind the contract. Most states also have other laws which regulate our activities, such as real estate licensure laws, laws relating to the use of public accommodations and facilities by disabled persons, sellers of travel licensure laws, anti-fraud laws, advertising laws and labor laws.

Federal Regulations. The Federal Trade Commission has taken an active regulatory role in the vacation interval ownership industry through the Federal Trade Commission Act, which prohibits unfair or deceptive acts or competition in interstate commerce. Other federal legislation to which we are or may be subject includes the Truth-In-Lending Act and Regulation Z, the Equal Opportunity Credit Act and Regulation B, the Interstate Land Sales Full Disclosure Act, the Real Estate Standards Practices Act, the Telephone Consumer Protection Act, the Telemarketing and Consumer Fraud and Abuse Prevention Act, the Civil Rights Act of 1964 and 1968, the Fair Housing Act and the Americans with Disabilities Act.

Foreign Regulation. The sale of interval ownership programs in Australia is regulated by the Australian Securities and Investment Commission. Trendwest South Pacific is required to provide a prospectus to potential buyers. This prospectus must be updated at least annually.

Although we believe that we are in material compliance with all federal, state, local and foreign laws and regulations to which we are currently subject, we cannot assure you that we are in fact, in compliance. Any failure to comply with applicable laws or regulations could materially harm our business. In addition, we will continue to incur significant costs to remain in compliance with applicable laws and regulations, and such costs could increase substantially in the future.

Possible Environmental Liabilities

We may be subject to liability under various federal, state, local and foreign environmental laws. These laws generally hold the owner or operator of real property liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. These laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Further, other federal and state laws require the removal or encapsulation of asbestos containing material when such material is in poor condition or in the event of construction, demolition, remodeling or renovation, or may require the removal of underground storage tanks. Noncompliance with these and other environmental, health or safety requirements may result in the need to cease or alter operations at our properties. Although we conduct an environmental assessment with respect to the properties we acquire for the Clubs, we have not received a Phase I environmental report for every resort. Further, it is possible that the environmental assessments we have undertaken have not revealed all potential environmental liabilities, or that an environmental condition otherwise exists.

Natural Disasters; Uninsured Loss

Although the Clubs maintain property and liability insurance for the units at the resorts, this insurance coverage is subject to policy specifications, insured limits and deductibles. In addition, certain types of losses, such as losses arising from war or military action, nuclear hazard or pollution, are generally excluded from the insurance coverage. Should an uninsured loss or loss in excess of insured limits occur, the Clubs will be required to either (i) remove such units from the vacation credit system, which would result in a proportional dilution of vacation time available for the vacation credits which have been sold, or (ii) pay the related costs of replacement. Although the Clubs may impose a limited amount of special assessments to pay for capital improvements or major repairs, the Clubs may not be able to obtain sufficient funds to pay for all possible capital improvements and major repairs of the units at the resorts through these assessments. In such event, we may need to advance funds to the Clubs to maintain the quality of the resorts in order to maintain owner satisfaction.

Effective Voting Control by Majority Shareholder

JELD-WEN, inc. owns approximately 81% of the outstanding shares of common stock. This concentration of ownership gives JELD-WEN control of the election of directors and the management and affairs of the company and sufficient voting power to determine the outcome of all matters submitted to the shareholders for approval, including mergers, consolidations and the sale of all, or substantially all, of our assets.

Item 2. Properties

We own our corporate headquarters in Redmond, Washington, and lease office space at various locations for sales offices, regional administration and marketing purposes. We also own some condominiums at WorldMark properties that are used for sales and marketing purposes. We believe that these facilities along with additional leased office space will be sufficient to meet our needs for the foreseeable future.

In the ordinary course of business, we purchase property for development and deed said property to the Club(s) upon completion of the project. See "Business
- WorldMark".

Item 3. Legal Proceedings

We are not aware of any material legal proceedings pending against us. We may be subject to claims and legal proceedings from time to time in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of our equity holders during the fourth quarter of 2001.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Our common stock is quoted on the Nasdaq National Market under the symbol "TWRI". The following table sets forth for the periods indicated, the high and low sales price for Common Stock, as quoted on the Nasdaq National Market:

                                                             High             Low
                                                        --------------- ----------------
         Year ended December 31, 2001
         First quarter...............................     $    16.22     $     10.19
         Second quarter..............................     $    19.23     $     14.50
         Third quarter...............................     $    17.94     $     13.80
         Fourth quarter..............................     $    28.10     $     16.67

         Year ended December 31, 2000
         First quarter...............................     $    11.33     $      8.45
         Second quarter..............................     $    11.83     $      7.09
         Third quarter...............................     $     9.33     $      7.11
         Fourth quarter..............................     $    12.67     $      6.72


On March 26, 2002, there were approximately 52 holders of record of our common stock and approximately 2,022 beneficial shareholders.

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock. We currently intend to retain future earnings to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of the Board of Directors and will depend on, among other things, our earnings, financial condition, contractual restrictions in respect of the payment of dividends, and other factors the Board of Directors deems relevant.

On February 21, 2001, the Board of Directors declared a 3 for 2 stock split for shareholders of record on March 15, 2001, payable on March 29, 2001. On November 8, 2001, the Board of Directors declared another 3 for 2 stock split for shareholders of record on November 29, 2001, payable on December 14, 2001. In accordance with accounting principles generally accepted in the United States of America, all share data and earnings per share figures contained in this Form 10-K have been adjusted to reflect the stock splits as if they were effective for all periods presented.

Item 6. Selected Financial Data

           (dollars in thousands, except per share and operating data)

The selected data presented below under the captions "Statement of Operations Data" and "Balance Sheet Data" is derived from the audited financial statements of Trendwest Resorts, Inc. and subsidiaries. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements for the Company and the notes thereto which are contained elsewhere herein. The information presented below under the captions "Operating Data" and "Selected Quarterly Financial Data" is derived from unaudited data. Share data and earnings per share figures for all periods presented have been adjusted to reflect the 3 for 2 stock splits declared by the Board of Directors on February 21, 2001, and November 8, 2001.


                                                                   Year Ended December 31,
                                               --------------------------------------------------------------
                                                   2001        2000        1999        1998         1997
                                               ----------  -----------  ----------  ----------   ------------
  Statement of Operations Data:
  Revenues:
    Vacation credit and fractional interest
     sales, net..............................  $  406,137  $   293,130  $  234,315  $  170,817    $   128,835
    Finance income...........................      20,629       15,562      15,243      13,790         11,989
    Gains on sales of notes receivable.......      30,268       18,903      16,265      10,959          6,582
    Resort management services...............       4,607        4,763       3,710       2,328          2,032
    Other....................................       7,527        5,280       4,593       3,063          2,149
                                               ----------  -----------  ----------  ----------   ------------
      Total revenues.........................     469,168      337,638     274,126     200,957        151,587
                                               ----------  -----------  ----------  ----------   ------------
  Costs and operating expenses:
    Vacation credit and fractional  interest
     cost of sales...........................     112,288      74,714       68,611      48,059         34,569
    Resort management services...............       1,588       1,759        1,656       1,399          1,108
    Sales and marketing......................     193,531     137,752      104,952      83,347         59,448
    General and administrative...............      43,481      31,686       25,234      17,180         13,449
    Provision for doubtful accounts..........      30,276      21,148       16,100      11,865          9,077
    Interest.................................         591         479          442         353          1,739
                                               ----------  -----------  ----------  ----------   ------------
      Total costs and operating expenses.....     381,755     267,538      216,995     162,203        119,390
                                               ----------  -----------  ----------  ----------   ------------
  Income before income taxes.................      87,413      70,100       57,131      38,754         32,197
    Income tax expense.......................      32,211      27,241       22,258      14,723         11,588
                                               ----------  -----------  ----------  ----------   ------------
  Net income.................................  $  55,202    $  42,859    $  34,873  $   24,031    $    20,609
                                               ==========  ===========  ==========  ==========   ============

  Net income per share of common stock:
    Basic....................................  $    1.46   $    1.13    $    0.90   $     0.61    $      0.59
    Diluted..................................  $    1.43   $    1.12    $    0.90   $     0.61    $      0.59

  Shares used in computing net income per
    share of common stock :
    Basic....................................  37,915,714   38,058,093  38,542,275  39,178,841     35,091,944
    Diluted................................... 38,558,418   38,181,791  38,648,147  39,187,556     35,091,944

  Operating Data:
  Number of resorts (at end of period).......          48          41           31          24             22
  Number of units (at end of period).........       2,789       2,093        1,635       1,272            928
  Number of vacation credits sold (in
    thousands)...............................     284,386      215,115     165,829     131,058         99,911
  Average price per vacation credit sold.....  $     1.38  $      1.36  $     1.34  $     1.28    $      1.27
  Average cost per vacation credit sold......  $     0.37  $      0.35  $     0.37  $     0.37    $      0.35
  Number of owners (at end of period)........     149,648      112,384      87,432      67,982         51,778
  Average purchase price for new owners......  $    9,172  $     9,193  $    8,855  $    8,477    $     8,507

  Balance Sheet Data:
  Cash, including restricted cash............  $    9,659  $     7,605  $    4,747  $    2,360    $     1,289
  Total assets (1)...........................     427,029      320,159     192,752     187,248        142,993
  Indebtedness to Parent and Affiliate ......      24,951       18,150         --        5,688          1,947
  Other indebtedness.........................      85,934       60,137       3,900      30,000             --
  Shareholders' equity.......................     265,511      207,443     173,715     141,262        122,125

(1)  Certain   reclassifications   have  been  made  to   conform  to  the  2001
     presentation.

Selected Quarterly Financial Data (1)

                                                            2001 quarters ended
                                          March 31         June 30       September 30     December 31
                                      -------------   --------------   -------------   --------------
   Total revenues...................  $     104,962   $     124,894    $     129,087   $     110,225
   Total costs and operating                 85,788         102,161          103,528          90,278
   expenses.........................
   Net income.......................         11,780          14,041           15,799          13,582
   Net income per common share:
       Basic........................  $        0.31   $        0.37    $        0.42   $        0.36
       Diluted......................  $        0.31   $        0.36    $        0.41   $        0.35

                                                            2000 quarters ended
                                          March 31         June 30       September 30     December 31
                                        -------------   --------------   -------------   --------------
   Total revenues...................  $      73,194   $      82,048    $      94,877   $      87,519
   Total costs and operating                 57,144          63,907           76,027          70,460
   expenses.........................
   Net income.......................          9,670          10,952           11,550          10,687
   Net income per common share:
       Basic........................  $        0.25   $        0.29    $        0.31   $        0.28
       Diluted......................  $        0.25   $        0.29    $        0.30   $        0.28



(1)  Certain   reclassifications  have  been  made  to  the  selected  quarterly financial data above to conform to the annual presentation.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The statements below and other statements herein contain forward looking information which include future financing transactions, acquisition of properties, and our future prospects and other forecasts and statements of expectations. Actual results may differ materially from those expressed in any forward-looking statements made by us, due to, among other things, our ability to develop or acquire additional resort properties, find acceptable debt or equity capital to fund such development, as well as other risk factors as outlined in the "Risk Factors" section of this Form 10-K.

Overview

We market, sell, and finance timeshare ownership interests in the form of vacation credits and fractional interests and acquire, develop, and manage resorts. We derive revenue primarily from the sale of vacation credits and fractional interests, from the financing of vacation credits and fractional interests, and from management fees generated from our management agreements with the Clubs.

Sales of vacation credits, fractional interests, and additional vacation credits to current owners (upgrade sales) are recognized on the accrual basis after we have received an executed sales contract and a minimum 10% cash down payment, and the rescission period (generally three to fifteen days) has passed. In instances where we finance an upgrade sale and the customer does not make an additional cash down payment of at least 10% of the upgrade sale, we use the installment method to recognize revenue. Under the installment method, gross profit on such upgrade sale is deferred and thereafter recognized in proportion to each principal payment received. Revenue is fully recognized on the upgrade sale when the principal collected related to the upgrade sale totals 10% of the amount of the upgrade sale. In 2001, 77.5% of Upgrade Sales had the additional 10% cash down payment, as compared to 76.1% in 2000.

We acquire or develop additional resort units and contribute those units to the Clubs, free of monetary encumbrances, thereby creating additional vacation credits for sale. We also acquire or develop resort units for fractional interest sales. Fractional interests represent deeded fixed intervals in condominium units which we sell directly and are not contributed to the Clubs. We assign each new resort unit a specific number of vacation credits based on its vacation use value relative to existing resort units. Acquisition and construction costs associated with the resort units are recorded as construction in process inventory until their transfer to the Clubs, when they are recorded as vacation credit inventory. Vacation credit and fractional interest cost of sales are recorded as sales are recognized.

We provide financing at fixed interest rates from 11.9% to 14.9% per annum for terms of up to seven years for vacation credits and up to ten years for fractional interest sales. We routinely sell notes receivable to financial institutions and other investors through securitization transactions to generate liquidity to acquire or develop new resort units and for working capital. We recognize a gain on the sale of notes receivable at the time of sale equal to the excess of the proceeds received (cash plus residual interest in notes
receivable   securitized)  over  the  allocated  carrying  value  of  the notes receivable securitized. Residual interest in securitizations, net represents the overcollateralized component of notes receivable securitized reduced by an allowance for doubtful accounts and deferred gross profit related to the notes receivable securitized plus the fair value of the interest rate differential of the notes receivable securitized. Changes in the fair value of the interest rate differential are included in finance income.

We are currently working through the final entitlement process on the MountainStar project and are capitalizing all direct costs and interest incurred relating to the development. We do not anticipate generating revenue from the project during 2002.

Critical Accounting Policies and Significant Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts and the residual interest in notes receivable securitized. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and the related significant estimates are as follows:

Revenue Recognition

(i) Vacation Credits

Substantially all vacation credits we sell generate installment notes receivable secured by an interest in the related vacation credits. These notes receivable are payable in monthly installments, including interest, with maturities up to seven years. Vacation credit sales are included in revenues when we have received an executed sales contract, at least a 10% down payment requirement has been met and any rescission period has expired. Upgrade sales are subject to the same rescission period as vacation credit sales.

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

We also finance sales of upgrades which often result in the cancellation of an existing note receivable and the issuance of a new note for a term of up to seven years and secured by an interest in all vacation credits owned. No additional down payment is required as long as the owner's equity interest in the original vacation credits is equal to 10% of the value of all vacation credits, including those from the upgrade sale, and the customer is not delinquent in payments on the existing note receivable. Because the resulting note receivable is secured by an interest in all vacation credits owned, when we finance an upgrade sale and the customer does not make an additional down payment of at least 10% of the upgrade sale amount, we use the installment method to recognize revenue whereby profit is recognized as a portion of each principal payment is received on the upgrade. Revenue is fully recognized on the upgrade sale when the cash collected relating to the upgrade sale totals 10% of the upgrade sale. Cash collected relating to a financed upgrade sale is measured as the sum of any additional down payment received at the time of the upgrade sale and the principal repayment of the new note receivable which is allocable to the upgrade sale. Principal repayments are allocated to the upgrade sale component of the new note receivable and the pre-upgrade sale component of the new note receivable based on the ratio of such components at the time of the upgrade sale.

(ii) Fractional Interests

Fractional interest sales are included in revenues when we have received an executed sales contract, at least a 10% down payment requirement has been met, and any rescission period has expired.

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

(iii) Sales of Notes Receivable

Periodically, we sell our notes receivable through securitization transactions which we account for according to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.

When we sell notes receivable through securitization transactions, we use special purpose finance companies and retain interest rate differentials, a subordinated principal tranche, servicing rights (and obligations), and in some cases a cash reserve account, all of which are residual interests in the securitized receivables. Gain or loss on sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the residual interests based on their relative fair values at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so we estimate fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions--credit losses, prepayment speeds and discount rates commensurate with the risks involved.

While we believe that our estimates reflect our best judgements for these key assumptions, small changes in these estimates can significantly effect the initial measurement of these transactions and the subsequent measurement of the asset carrying values. We base our judgements on numerous factors, including our own historical experience, recent trends, and available market information. Note 4 to our consolidated financial statements presents the sensitivity of our determination of the fair value of the future cash flows resulting from the interest rate differential to small changes in our key assumptions. For example, a 10% adverse change in any of our three key assumptions would reduce the fair value by $1.1 to $1.7 million. A 20% adverse change would reduce the fair value by $2.2 to $3.4 million.

We provide for estimated credit losses related to uncollectible notes receivable securitized through our allowance for doubtful accounts. Our loss exposure for notes receivable securitized is limited to the residual interests in notes receivable securitized. Although we are not required to do so, our historical practice has been to repurchase defaulted securitized notes receivable up to certain limits, generally 10% to 17% of the face amount of the original balance of notes receivable securitized.

Gains on sales of notes receivable primarily represent, net of transaction costs, the present value of the estimated cash flow differential between contractual interest rates charged to borrowers on notes receivable securitized and the interest rates to be received by the purchasers of such notes receivable, after considering the effects of estimated prepayments and the fair value of servicing costs. We recognize such gains on sales of notes receivable on the settlement date. Gains on the sale of notes receivable are determined based on the relative fair market value of the components of notes receivable portions sold and retained.

Income from the interest rate differential retained is subsequently recorded in finance income using the interest method. In addition, finance income includes interest income on notes receivable and the overcollateralized component of notes receivable securitized. The residual interest in notes receivable securitized arising from the interest rate differential is classified as a trading security in accordance with SFAS No. 115, Accounting for Certain Investments in Debt or Equity Securities, and is carried at market value with changes in the market value recognized as finance income.

The interest rate differential component of our residual interest in securitized notes receivable is subject to significant prepayment risk. To the extent that notes receivable pay off prior to their contractual maturity at a rate more rapid than we have estimated, the fair market value of our residual interests will be reduced. While our experience through December 31, 2001 with historical prepayment speeds has been slightly higher than in prior years, there is a reasonable possibility that such rates may increase in the near term if the U.S. economy is perceived by our customers to be improving at the same time as interest rates remain at historically low levels and our customers refinance their indebtedness to us with funds from third party lenders. Conversely, if the U.S. economy is perceived as not improving, our customers may be unwilling or less able to refinance their obligations to us in order to reduce their interest costs, resulting in slower prepayment rates than we have estimated. Recent economic forecasts suggest a greater likelihood of increased prepayment rates than those evidenced at December 31, 2001. Further, trends in our portfolio during January and February 2002 indicate increased prepayment rates over historical amounts.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is one of our most significant estimates. We estimate our allowance for doubtful accounts by analysis of bad debts by each sales site by year of notes receivable origination and our estimate is net of anticipated cost recoveries of the underlying vacation credits and fractional interests. We use this historical analysis in conjunction with other factors such as local economic conditions and industry trends. We also utilize experience factors of more mature sales sites in establishing the allowance for bad debts at new sales offices. Management believes that all such allowances are adequate; however, such amounts are based on estimates and there is no assurance that the actual amounts incurred will not be more or less than the amounts recorded.

We charge off notes receivable when deemed to be uncollectible. Interest income previously accrued and unpaid is reversed. Vacation credits recovered are recorded at the weighted average cost of credits at the time of recovery. Fractional interests recovered are recorded at historical cost at the time of the recovery. All collection costs are expensed as incurred.

Results of Operations

Comparison of the year ended December 31, 2001, to the year ended December 31, 2000

We achieved total revenues of $469.2 million for the year ended December 31, 2001, compared to $337.6 million for the year ended December 31, 2000, an increase of 39.0%. The principal reason for the overall improvement was a 38.6% increase in vacation credit and fractional interest sales to $406.1 million for the year ended December 31, 2001, from $293.1 million for the year ended December 31, 2000. Of the $406.1 million in sales, $13.8 million is related to fractional interest sales recognized during 2001. No fractional interest sales were recognized in 2000. The increase in vacation credit sales was primarily the result of a 20.5% increase in vacation credits sold in the United States to
252.3 million for the year ended December 31, 2001, from 209.4 million for the year ended December 31, 2000. In addition, vacation credits sold in the South Pacific increased 463.2% to 32.1 million for the year ended December 31, 2001, from 5.7 million for the year ended December 31, 2000. These increases were largely attributable to continued improvement in existing sales offices, improved performance in the new offices opened during 2001, and increased upgrade sales. We opened the following sales offices during 2001:

                         Location                Opened           On/off site
                  ----------------            ---------------     -----------
                  Roslyn, WA                  January, 2001        Off-site
                  Steamboat, CO               January, 2001        Off-site
                  Englewood, CO                 March, 2001        Off-site
                  Overland Park                 March, 2001        Off-site
                  Branson, MO                   March, 2001         On-site
                  Sydney 1, NSW*                March, 2001        Off-site
                  Issaquah, WA                  April, 2001        Off-site
                  Bison Ranch, AZ                 May, 2001         On-site
                  Couer D'Alene, ID              June, 2001        Off-site
                  Sydney 2, NSW*                 June, 2001        Off-site
                  Broomfield, CO               August, 2001        Off-site
                  Seaside, OR               September, 2001        Off-site

                  *Trendwest South Pacific sales offices

Revenues from upgrade sales increased 34.3% to $57.6 million for the year ended December 31, 2001, from $42.9 million for the year ended December 31, 2000. The increase in upgrade sales reflects the Club owners' continuing satisfaction and the ongoing growth in the owner base.

In the United States, the average price per vacation credit sold increased to $1.44 per credit for the year ended December 31, 2001, up from $1.36 per credit for the year ended December 31, 2000, reflecting the increase in the selling price of vacation credits for new sales effective May 1, 2001. The average price per vacation credit sold in the South Pacific increased to AUD $1.83 per credit for the year ended December 31, 2001, up from AUD $1.65 per credit for the year ended December 31, 2000 reflecting two increases in the selling price of vacation credits for new sales effective April 1, 2001 and September 1, 2001.

For the year ended December 31, 2001, financing activities (finance income and gains on sale of notes receivable) generated $50.9 million in revenues, compared to $34.5 million for the year ended December 31, 2000, a 47.5% increase. This growth is largely attributable to increased gains on sales of notes receivable due to greater sales of notes receivable. In addition, interest rates fell during the year, increasing the net interest spread and thus increasing finance income and gains recognized.

For the year ended December 31, 2001, resort management services contributed $4.6 million to total revenues, down from the same period last year of $4.8 million as higher utility costs at western resorts and higher labor costs negatively affected the Clubs' profits on which the management fee is based.

For the year ended December 31, 2001, other income increased 41.5% to $7.5 million compared to $5.3 million for the year ended December 31, 2000. This increase is due to additional servicing fee income from securitized notes receivable resulting from the securitizations that occurred during 2001 and at the end of 2000.

Vacation credit and fractional interest cost of sales, as a percentage of vacation credit and fractional interest sales, was 27.6% for the year ended December 31, 2001, compared to 25.5% for the year ended December 31, 2000. This increase is a result of the higher cost of sales percentage for fractional interests sold during 2001, as well as the lower cost of the units at Fiji and at Rancho Vistoso in Arizona contributed to the Clubs during the first quarter of 2000, both of which had product costs lower than our historical average.

Sales and marketing costs as a percentage of vacation credit and fractional interest sales were 47.6% for the year ended December 31, 2001, as compared to 47.0% for the year ended December 31, 2000. This increase is was due to higher tour costs and lower closing percentages.

General and administrative expenses increased 37.2% to $43.5 million for the year ended December 31, 2001, from $31.7 million for the year ended December 31, 2000. As a percentage of total revenues, general and administrative expenses were 9.3% for the year ended December 31, 2001, comparable to 9.4% for the year ended December 31, 2000. Provision for doubtful accounts, as a percentage of vacation credit and fractional interest sales, was 7.5% for the year ended December 31, 2001 versus 7.2% for the comparable period last year. This increase was the result of a higher mix of sales in newer sales offices with expected default rates higher than our average historical experience.

We maintain an allowance for doubtful accounts on all notes receivable. The aggregate amount of these allowances, excluding sales reversals, at December 31, 2001 and 2000, were $51.9 million and $38.9 million, respectively, representing approximately 7.8% and 7.7%, respectively, of the total portfolio of notes receivable outstanding at those dates. No assurance can be given that these allowances will be adequate, and if the amount of the notes receivable that are ultimately written off materially exceed the related allowances, our business, results of operations and financial condition could be materially adversely affected.

We estimate our allowance for doubtful accounts by analysis of bad debts by each sales site by year of note receivable origination. We use this historical analysis, in conjunction with other factors such as local economic conditions and industry trends in estimating the allowance for doubtful accounts. We also utilize experience factors of more mature sales sites in establishing the allowance for bad debts at new sales offices. We generally charge off all receivables when they become 180 days past due and return the credits associated with such charge-offs to inventory. At December 31, 2001 and 2000, 2.42% and 2.29% of the total receivables portfolio outstanding of $665.9 million and $502.8 million, respectively, were more than 60 days past due.

Our effective tax rate decreased from 38.9% to 36.8% due to Australia reducing its statutory tax rate from 34% to 30% and Trendwest South Pacific's taxable income making up a greater percentage of consolidated taxable income in 2001. In addition, we implemented state tax planning to reduce our effective state tax rate.

Comparison of the year ended December 31, 2000, to the year ended December 31, 1999

For the year ended December 31, 2000, we achieved total revenues of $337.6 million compared to $274.1 million for the year ended December 31, 1999, an increase of 23.2%. The principal reasons for the overall improvement was vacation credit and fractional interest sales increasing 25.1% to $293.1 million for the year ended December 31, 2000, from $234.3 million for the year ended December 31, 1999, and additional gains on sales of notes receivable. Total revenue in 2000 and 1999 included fractional interest sales of $0 and $13.3 million, respectively. The increase in vacation credit sales was primarily the result of an increase in vacation credits sold to 215.1 million for the year ended December 31, 2000, from 165.8 million for the year ended December 31, 1999, a 29.7% increase. The increase in vacation credits sold was largely attributable to the maturation of four sales offices opened in 1999, the opening of eleven new sales offices during 2000, continued strong improvement at more mature sales offices, and considerably increased Upgrade sales.

The following table summarizes the sales offices opened during 2000:

                         Location                Opened           On/off site
                  Oceanside, CA                 January, 2000        Off-site
                  Pinetop, AZ                  February, 2000         On-site
                  Fiji*                           March, 2000         On-site
                  Novato, CA                        May, 2000        Off-site
                  Las Vegas, NV                     May, 2000        Off-site
                  St. Louis, MO                     May, 2000        Off-site
                  St. George, UT                   June, 2000         On-site
                  Brisbane 1, QLD*                 June, 2000        Off-site
                  Brisbane 2, QLD*              October, 2000        Off-site
                  Reno, NV                     November, 2000         On-site
                  Fairbanks, AK                December, 2000        Off-site

                  *Trendwest South Pacific sales offices

Revenues from upgrade sales increased 41.6% to $42.9 million for the year ended December 31, 2000, from $30.3 million for the year ended December 31, 1999. We believe this increase was due to the continued growth of resorts, the owners' continued satisfaction with the WorldMark product, and effective sales efforts. The average price per vacation credit sold increased to $1.36 for the year ended December 31, 2000, from $1.34 for the year ended December 31, 1999, reflecting the increase in the selling price of vacation credits for new sales effective July 1, 2000, and in the selling price of upgrade vacation credits effective September 1, 2000.

For the year ended December 31, 2000, financing activities (finance income and gains on sale of notes receivable) generated $34.5 million in revenues, compared to $31.5 million for the year ended December 31, 2000, a 9.5% increase. This is primarily due to increased gains on sales of notes receivable as a result of increased sales of notes receivable.

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

Sales and marketing costs increased 31.2% to $137.8 million for the year ended December 31, 2000, from $105.0 million for the year ended December 31, 1999. As a percentage of Vacation Credit and Fractional Interest sales, sales and marketing costs increased to 47.0% for the year ended December 31, 2000 from 44.8% for the year ended December 31, 1999. This increase is attributable to two factors. First, the Fractional Interest sales in 1999 had lower sales and marketing costs which are offset by higher product cost. Second, the start-up costs for the eleven sales offices opened in 2000 were all absorbed during the year, and these sales offices have a lower closing rate during their start-up phase than our seasoned offices, which increases marketing costs as a percentage of sales.

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

Provision for doubtful accounts increased 31.1% to $21.1 million for the year ended December 31, 2000, from $16.1 million for the year ended December 31, 1999. As a percentage of vacation credit and fractional interest sales, the provision increased to 7.2% versus 6.9% in 1999. This increase was the result of a higher mix of sales in newer sales offices with expected default rates higher than our historical experience.


                         LIQUIDITY AND CAPITAL RESOURCES

We generate cash principally from down payments on sales of vacation ownership interests which are financed, cash sales of vacation ownership interests, principal and interest payments on notes receivable including notes receivable securitized, and proceeds from sales of notes receivable and other borrowings.

During the year ended December 31, 2001, net cash used in operating activities was $11.6 million. Cash flows from operating activities resulted primarily from the sale and repayment of notes receivable of $328.2 million and net income of $55.2 million. Cash used in operating activities was principally due to issuance of notes receivable of $345.7 million to finance the purchase of vacation credits and fractional interests, purchases of notes receivable of $47.3 million, the continuing development of the MountainStar development of $13.8 million, and an increase in inventory of $30.0 million due to additional construction in progress to meet increasing sales demand.

During the year ended December 31, 2001, net cash used in investing activities was $17.9 million. Cash used in investing activities was for purchases of furniture, fixtures and data equipment to support our expansion and growth.

During the year ended December 31, 2001, net cash provided by financing activities was $29.9 million. Cash provided by financing activities was principally the result of increased borrowings under our bank line of credit and other of $25.2 million, a $6.6 million increase in due to Parent and Affiliate, and issuance of common stock of $5.0 million. Cash used in financing activities was principally for repayments of note payable to Parent of $4.4 million and $2.4 million to repurchase common stock.

We are developing a resort in central Washington state known as MountainStar. Prior to June 2000, our Parent, JELD-WEN, inc. owned the land and we were acting as the developer. In June of 2000, we acquired the MountainStar development from our Parent. The purchase price was $47.6 million, consisting of $25.0 million in cash, a $17.7 million unsecured note payable to Parent and the settlement of a $4.9 million intercompany receivable from Parent. The excess of the purchase price over Parent's historical cost was treated as a non-cash reduction to retained earnings due to the accounting requirement to use historical cost on such a transfer from a controlling shareholder. We recorded the asset at Parent's historical cost of $44.3 million; the excess $3.3 million of the purchase price over this amount reduced retained earnings. The cash payment was funded primarily through our existing credit facilities. We do not anticipate generating revenue from the project during 2002.

On September 28, 2001, we entered into an agreement with Eagle Crest, Inc. (Eagle Crest) and Running Y Resort, Inc. (Running Y) (collectively Affiliate), wholly-owned subsidiaries of Parent, to acquire $12.1 million of notes receivable at Affiliate's historical cost of face value plus accrued interest in exchange for a cash payment of $8.6 million and a $3.5 million promissory note. The promissory note is non-interest bearing, payable in equal monthly installments, and is due in full on the earlier of September 28, 2002 or the closing date of our next securitization transaction following the acquisition date. Under the agreement, any remaining principal balance on notes receivable acquired from Affiliate which default, reduce the outstanding amount owed under the promissory note. In addition, we acquired land from Affiliate for future development in McCall, Idaho, in exchange for a non-interest bearing promissory note of $1.3 million. This note matures on the earlier of September 28, 2003, or commencement of construction on the property. At December 31, 2001, the total amount due to Affiliate was $4.5 million

Based on our current sales projections for 2002, we anticipate spending $158 million for inventory during 2002. We plan to fund these expenditures with cash generated from operations, borrowings on the bank line of credit and further sales and securitizations of notes receivable. The amount of capital expenditures with respect to the MountainStar development will depend on the timing of approval of our water rights transfers and final resolution of litigation regarding our entitlements. We anticipate that we will fund the MountainStar development through a traditional bank loan. The acquisition of new resort sites and properties is an ongoing process and availability of certain properties in desired locations could result in increased expenditures for such activities. We believe that, with respect to our current operations, cash generated from operations, future borrowings and sales of notes receivable, will be sufficient to meet our working capital and capital expenditure needs through the end of 2002. If these are not sufficient, we have the ability to adjust our spending on inventory.

Our plan for meeting our liquidity needs may be affected by, but not limited to, the following: demand for our product, our ability to securitize our notes receivable, our ability to secure borrowings under our current borrowing arrangements and capacities, an increase in prepayment speeds and default rates on our notes receivable, and limitations on our ability to conduct telemarketing activities.

Our principal method of funding our cash requirements is borrowing against and selling the notes receivable originating from the sale of vacation credits. Historically, we have been able to securitize our notes receivable at terms favorable to us and anticipate that in the future we will be able to continue to do so. Our most recent securitization was completed in August 2001, with favorable terms. If we are unable to borrow against or to sell our notes receivable in the future, particularly if we suffer any significant decline in the credit quality of our notes receivable or if the market for our notes receivable declines, our ability to acquire additional resort units will be adversely affected and our profitability from sales of vacation credits may be reduced or eliminated. Similarly, if we are unable to secure borrowings under our current borrowing arrangements and capacities, or if we are unable to obtain sufficient alternative financing, such as debt or equity financing, our ability to meet our cash flow needs would be negatively impacted.

Recent economic forecasts suggest a greater likelihood of increased prepayment rates than those evidenced at December 31, 2001. Further, trends in our portfolio during January and February 2002 indicate increased prepayment rates over historical amounts. To the extent that notes receivable pay off prior to their contractual maturity at a rate more rapid than we have estimated, the fair value of our residual interests will be reduced and cash flows would be negatively impacted.

At December 31, 2001, there were 101.7 million vacation credits available for sale. With the completion of current projects in progress, the acquisition of new resorts, and the expansion of existing resorts, we believe we will have an adequate supply of credits available to meet our planned growth through the early part of the year 2003.

Since completed units at various resort properties are acquired or developed in advance and we finance a significant portion of the purchase price of vacation credits, we continually need funds to acquire and develop property, to carry notes receivable contracts, and to provide working capital. We have historically secured additional funds through the sale of notes receivable, borrowings on a revolving line of credit, and loans from our parent, JELD-WEN, inc.

Corporate Finance

Overview

Since we generally finance a large percentage of the aggregate purchase price of the vacation credits we sell, we do not generate sufficient cash from sales to provide the necessary capital to pay the costs of developing additional resorts and to replenish working capital. We finance our business principally from the sale of notes receivable and borrowings under our bank line of credit. Notes receivable are sold to our short-term warehouse facility monthly. These sales occur at variable interest rates. The warehouse facility is used to accumulate an efficient size of contracts (generally $125 million to $175 million) for a private placement. Once an adequate size is reached, a private placement of the notes receivable previously sold is undertaken through the use of qualifying special purpose finance companies. The proceeds from the private placements are used to pay down the warehouse facility and fix interest rates at the time of the placement so that the Company is match funded on that portion of the notes receivable portfolio. We use our revolving line of credit to fill in cash needs between sales of notes receivable to the warehouse facility.

Notes Receivable Securitizations

We account for the sale of our notes receivable to our warehouse facility and through private placements ("securitization transactions") in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as the transfer of our notes receivable represents, amongst other things, a surrender of control over those receivables, which includes meeting the definition of a "true sale" under the Bankruptcy Code, II U.S.C.

We use special purpose finance companies for our securitization transactions. The cash proceeds received in the securitizations are less than the full face amount of the notes receivable transferred to the special purpose finance companies as a result of deal specific over collateralization requirements. The difference continues to be recorded as an asset on our balance sheet included in residual interest in securitizations. The residual interest in securitizations primarily represents the excess of the principal balances of notes receivable sold to the finance subsidiaries over the principal balances of the notes issued to institutional investors (over collateralization) and the "strip" which is the interest differential of discounted cash flows resulting from interest receipts on notes receivable sold and interest payments on notes issued to institutional investors and servicing payments, net of allowances for credit losses. Our residual interests in securitizations are subordinated to the payment requirements of the holders of the securitized interests under certain conditions. In calculating the gain on sale of receivables sold, the components comprising the total pool of receivables are measured at fair value in order to allocate the carrying value of the receivables sold against the proceeds from the sale.

Gains on sales of notes receivable primarily represent the present value of the estimated cash flow differential between contractual interest rates charged to borrowers on notes receivable securitized and the interest rates to be received by the purchasers of such notes receivable, after considering the effects of estimated prepayments and the fair value servicing costs, net of transaction costs. We recognize such gains on sales of notes receivable on the settlement date. Gains on the sale of Notes Receivable are determined based on the relative fair market value of the components of notes receivable portions sold and retained.

Management reviews on a quarterly basis the underlying assumptions used to determine the fair value of the residual interest and adjusts the carrying value based on actual experience and trends in the industry. To determine the fair value of the interest rate differential component of our residual interests, we estimate the fair value based on the present value of future expected cash flows using the following assumptions at the dates of the securitizations:


                                                                           2001                  2000
                                                                     ------------------    -----------------
             Weighted-average annual prepayment speed and expected
               annual gross defaults                                      10.00%                 9.00%
             Weighted-average life (in years)                              2.24                  2.35
             Residual cash flows discounted at                            13.50%                12.25%
             Weighted-average interest rate on warehouse facility          6.16%                 7.95%


During the third quarter of 2001, after performing a normal, timely review of our key assumptions, we increased the weighted annual prepayment speed and default estimate to 10.6%, up from 9%, resulting in lower residual interest valuations. The increase in the weighted annual prepayment speed and default assumption did not significantly impact our results of operations.

In each transaction, we retain servicing responsibilities, interest rate differentials and subordinated interests. We receive annual servicing fees of between 1.0% and 1.75% of the outstanding balance of the notes receivable securitized and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our retained interests are subordinate to investors' interests.

We provide for estimated credit losses related to uncollectible notes receivable securitized through our allowance for doubtful accounts. Our loss exposure for notes receivable securitized is limited to the residual interests in notes receivable securitized. Although we are not required to do so, our historical practice has been to repurchase defaulted securitized notes receivable up to certain limits, generally 10% to 17% of the face amount of the original balance of notes receivable securitized.

The following table sets forth the cash flows relating to our securitizations for the periods indicated:

                                                                      2001            2000
                                                                  ------------    -------------
             Proceeds to us from:
                  New securitizations                         $      215,045     $   174,500
                  Reinvested collections                      $       40,094     $    37,267
             Purchases of defaulted notes receivable          $      (21,058)    $   (17,420)
             Cash received from residual interests            $       57,207     $    52,212
             Servicing fees received                          $        6,230     $     3,505


The Financial Accounting Standards Board (FASB) and other accounting regulatory bodies are currently discussing potential new accounting standards for off-balance sheet arrangements. Although it is considered likely that these new standards will affect us, management is unable to determine the potential impact on our financial position and results of operations given the preliminary nature of the discussions.

(i) Warehouse Facility

TW Holdings III, Inc. (TW III), a wholly-owned special purpose finance Company, was formed in January 2000. We have a 364-day, $175 million receivables warehouse facility funded by a commercial paper conduit. At December 31, 2001, the amount of receivables outstanding and transferred through TW III were $83.6 million. TW III's credit agreement is subject to annual renewals with the present commitment expiring on September 26, 2002. In the event of non-renewal of the commitment, we would not be able to sell additional notes receivable to TW III.

(ii) Private Placements

In 1996, we sold through Trendwest Funding I, certain notes receivable to a limited liability corporation (LLC) in exchange for cash, a subordinated note payable from the LLC, and a residual interest in the excess cash flows (primarily representing the excess of notes receivable interest collections over contractual servicing payments and interest disbursements to institutional investors) of the LLC. The LLC issued $70.0 million of senior notes, series 1996-1 to private institutional investors. The notes were rated `A' by Fitch IBCA, Inc., and were issued at a fixed rate of 7.42%.

In March 1998, we formed a wholly-owned special purpose company, Trendwest Funding II, Inc. (TRI Funding II). At the same time, we sold certain notes receivable to TRI Funding II for cash, a subordinated note payable from TRI Funding II, and a residual interest in the excess cash flows (primarily representing the excess of notes receivable interest collections over contractual servicing payments and interest disbursements to institutional investors) of TRI Funding II. TRI Funding II issued $130.4 million in two classes of senior and subordinated notes to institutional investors. The 1998-1, Class A notes were issued for $125.0 million and the 1998-1, Class B notes were issued for $5.4 million. The Class A notes and Class B notes were rated `A" and `BBB' by Fitch IBCA, Inc., and were issued at fixed rates of 6.88% and 7.98%, respectively.

In August 1999, we formed TRI Funding III, Inc. (TRI Funding III), a special purpose finance company. At the same time, we sold certain notes receivable to TRI Funding III, for cash, a subordinated note payable from TRI Funding III and a residual interest in the excess cash flows (primarily representing the excess of notes receivable interest collections over contractual servicing payments and interest disbursements to institutional investors) of TRI Funding III. TRI Funding III issued six classes of fixed-rate notes for a ten-year term purchased by institutional investors. Duff & Phelps Credit Rating Agency and Fitch IBCA, Inc. rated the Class A, B, and C Notes, with Fitch IBCA rating the Class D Notes. The notes consisted of three time-tranched Class A Notes, $104.4 million rated "AAA", Class B Notes, $18.2 million rated "AA", Class C Notes, $19.9 million rated "A", and Class D Notes, $17.4 million rated "BBB". The notes were issued at a weighted average interest rate of 7.49%.

In November 2000, we formed TRI Funding IV, Inc. (TRI Funding IV), a special purpose finance company. At the same time, we sold certain notes receivable to TRI Funding IV for cash, a subordinated note payable from TRI Funding IV, and a residual interest in the excess cash flows (primarily representing the excess of notes receivable interest collections over contractual servicing payments and interest disbursements to institutional investors) of TRI Funding IV. TRI Funding IV issued four classes of fixed-rate notes for a ten-year term purchased by institutional investors. Moody's Investor Service, Inc. and Fitch, Inc. rated the Class A, B, and C Notes. The notes consisted of two time-tranched Class A Notes, $98.5 million rated "Aaa" by Moody's and "AAA" by Fitch, Class B Notes, $39.4 million rated "A2" by Moody's and "AA-" by Fitch, and Class C Notes, $25.1 million rated "Baa3" by Moody's and "BBB+" by Fitch. The notes were issued at a weighted average interest rate of 7.76%.

In August 2001, we formed TRI Funding V, Inc. (TRI Funding V), a special purpose finance company. At the same time, we sold certain notes receivable to TRI Funding V for cash, a subordinated note payable from TRI Funding V, and a residual interest in the excess cash flows (primarily representing the excess of notes receivable interest collections over contractual servicing payments and interest disbursements to institutional investors) of TRI Funding V. TRI Funding V issued four classes of fixed-rate notes for a ten-year term purchased by institutional investors. Moody's Investor Service, Inc. and Fitch, Inc. rated the Class A, B, and C Notes. The notes consisted of two time-tranched Class A Notes, $102.6 million rated "Aaa" by Moody's and "AAA" by Fitch, Class B Notes, $37.8 million rated "A2" by

Moody's and "AA-" by Fitch, and Class C Notes, $23.4 million rated "Baa3" by Moody's and "BBB+" by Fitch. The notes were issued at a weighted average interest rate of 5.69%.

(iii) Revolving Credit Facilities and Other

We are party to a three-year $85 million revolving credit agreement (Agreement) with a group of banks that allows for borrowings in Australian dollars up to a maximum of $25 million US dollar equivalent. The Agreement provides for borrowings at either a reference rate or at LIBOR rates plus the applicable margin for the level of borrowings outstanding. The Agreement also requires a quarterly commitment fee of 0.30% to 0.50% based on the usage level of the total commitment. Available borrowings under the Agreement are subject to a borrowing base which is a percentage of notes receivable and inventory, including property under development, and are secured by a first mortgage on the MountainStar property. The Agreement expires on August 14, 2003. Borrowings outstanding under the agreement at December 31, 2001 and 2000, were $74.3 million at a weighted average interest rate of 4.43% and $48.4 million at a weighted average interest rate of 8.48%, respectively.

We have a $10 million open line of credit with our parent corporation, JELD-WEN, inc., which bears interest at prime plus 1% (5.75% at December 31, 2001) per annum and is payable on demand. As of December 31, 2001 and 2000, outstanding borrowings under this agreement were $7.1 million and $0.4 million, respectively. We periodically lend excess funds to the Parent at the prime rate minus 2% (2.75% at December 31, 2001). There were no outstanding lendings under this agreement at December 31, 2001 and 2000.

We have a ten-year mortgage payable secured by our corporate headquarters building. The mortgage carries an interest rate of 8.29%, with monthly interest and principal payments due. The outstanding balance at December 31, 2001 and 2000, was $11.6 million and $11.7 million, respectively.

In the future, we may negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rate, and may be subject to such additional terms as management deems appropriate.

Future payments due under debt and lease obligations as of December 31, 2001 (in thousands):

                                                                       Payment Due by Period
                                           ------------------------------------------------------------------------------
         Contractual Obligations              Total          1 year        2 - 3 years    4 - 5 years      After 5 years
                                        -------------  --------------  --------------  --------------    ----------------
    Note payable to Parent..........    $      13,298  $        8,865  $        4,433  $           --    $           --
    Due to Parent and Affiliate.....    $      11,653  $       10,360  $        1,293  $           --    $           --
    Mortgage payable................    $      11,616  $           80  $          191  $          228    $       11,117
    Noncancelable operating leases..    $      30,507  $        8,210  $       14,018  $        7,662    $          617


                                                                       Payment Due by Period
                                        ---------------------------------------------------------------------------------
            Other Commitments                 Total          1 year        2 - 3 years    4 - 5 years      After 5 years
                                        -------------  --------------  --------------  --------------    ----------------
    Credit facility..................   $      74,318  $       74,318  $           --  $           --    $           --
    Cancelable purchase commitments..   $     136,305  $       66,190  $       70,115  $           --    $           --


(iv) Derivatives

We utilize derivative financial instruments, which have historically included foreign exchange contracts, forward interest rate swaps, and interest rate cap agreements, to manage well-defined interest and foreign currency rate risks. Derivative financial instruments are not used for trading or speculative purposes. Counterparties to our derivative financial instruments are generally major financial institutions. We manage the risk of counterparty default on our derivative financial instruments through the use of credit standards, counterparty diversification and monitoring of counterparty financial conditions. We have not experienced any losses due to counterparty default.

During January 2001, we entered into two foreign exchange contracts to manage our exposure to foreign exchange rate risk associated with the development of a resort property in Canada. The foreign exchange purchase contracts had notional amounts of $2.1 million CDN at a rate of $1.4955 CDN/US which was settled on July 3, 2001 and $16.9 million CDN at a rate of $1.4905 CDN/US to be settled on September 30, 2002 corresponding to the anticipated dates of payments on the resort development. The foreign exchange contracts have been designated as cash flow hedges and accordingly in 2001 we recognized $0.4 million of unrealized losses, net of $0.3 million tax effect, in other comprehensive income representing the change in the fair value of the effective portion of the hedge. The related liability for the losses of $0.7 million is included in accrued liabilities. Changes in the fair value of the ineffective portion of the hedge were immaterial in 2001. The unrealized gains or losses resulting from the foreign exchange contracts will be reclassified into earnings once the vacation credits associated with the resort property under development are sold and the related costs are recognized in earnings.

No derivative financial instruments were outstanding at December 31, 2000.

Recent Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which will be adopted by the Company on January 1, 2002. The adoption of these statements are not expected to have a material impact on our financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is applicable for fiscal years beginning after June 15, 2002. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Since the requirement is to recognize the obligation when incurred, approaches that have been used in the past to accrue the asset retirement obligation over the life of the asset are no longer acceptable. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provisions of SFAS No. 143 are not expected to have a material impact on our financial position or operating results.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of APB Opinion 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effect that the adoption of SFAS No. 144 will have on the Company's financial statements.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes primarily as a result of its financing of timeshare purchases, the sale and securitization of notes receivable, and borrowings under revolving lines of credit. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve our objectives, we borrow funds or sell notes receivable primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument.

The functional currency of our Australian operations is the Australian dollar. The Australian operations are funded through the $85 million credit facility, which has an Australian dollar sub-limit of up to $25 million U.S. dollar equivalent. We are also subject to foreign currency exchange rate risk when developing resort properties with costs denominated in a foreign currency. As we continue expanding our operations worldwide, there will be additional exposure to foreign currency exchange rate risk.

The tables below provide information as of December 31, 2001 and 2000, about our financial instruments that are sensitive to changes in interest rates. The table presents estimated principal cash flows and related weighted average interest rates by expected maturity dates. The actual cash flows may differ from these amounts due to prepayments, sales and defaults of notes receivable.

                                                          By Expected Maturity
2001:                                                   Year ended December 31,
                                           ---------------------------------------------------
                                                                                                After              Fair
                                             2002       2003       2004      2005      2006      2006     Total    Value
                                           ---------  ---------  --------   -------  --------  --------  -------  --------
Cash:
  Amounts maturing.....................    $     821         --        --        --        --        --       821      821
  Weighted average interest rate.......           --         --        --        --        --        --       --        --

Restricted cash:
  Amounts maturing.....................    $   8,838         --        --        --        --        --     8,838    8,838
  Weighted average interest rate.......           --         --        --        --        --        --       --        --

Notes receivable (1):

  Amounts maturing.....................    $   6,125     6,639      7,117     7,750     8,565    18,129    54,325   54,325
  Weighted average interest rate.......       13.56%    13.56%     13.56%    13.56%    13.56%    13.56%    13.56%   13.56%

Residual interest in securitizations,
  net:
  Fair value of interest rate
  differential:
     Fixed rate (2):
       Amounts maturing................    $  19,544    15,011     11,325     8,165     5,628     1,372    61,045   61,045
       Weighted average interest rate..        6.95%     6.95%      6.95%     6.95%     6.95%     6.95%     6.95%    6.95%

     Variable rate (3):

       Amounts maturing................    $   3,567     3,010      2,487     1,941     1,363       823    13,191   13,191
       Weighted average interest rate..        5.95%     5.95%      5.95%     5.95%     5.95%     5.95%     5.95%    5.95%

  Overcollateralized notes receivable
  (1):

     Amounts maturing..................    $   4,124     4,473      4,736     4,869     4,636     5,681    28,519   28,519
     Weighted average interest rate....       14.08%    14.08%     14.08%    14.08%    14.08%    14.08%    14.08%   14.08%

Due to Parent and Affiliate:
  Amounts maturing.....................    $  10,360     1,293         --        --        --        --    11,653   11,653
  Weighted average interest rate.......        3.52%     3.52%         --        --        --        --     3.52%    3.52%

Note payable to Parent

  Amounts maturing.....................    $   8,865      4,433        --        --        --        --    13,298   13,298
  Weighted average interest rate.......         9.0%       9.0%        --        --        --        --      9.0%     9.0%

Mortgage payable

  Amounts maturing.....................    $      80         93        98       109       119    11,117    11,616   11,616
  Weighted average interest rate.......        8.29%      8.29%     8.29%     8.29%     8.29%     8.29%     8.29%    8.29%

Borrowings under bank line of credit:
  Amount maturing......................    $  74,318        --         --        --        --        --    74,318   74,318
  Weighted average interest rate.......        4.43%        --         --        --        --        --     4.43%    4.43%

__________________________________________________________________________________________________


(1) Net of allowance for doubtful accounts, but prior to consideration of deferred gross profit.

(2) Fixed interest rates represent the differential between the contract interest rate on notes receivable securitized and the interest rate paid to purchasers of the notes receivable.

(3) Variable interest rates represent the differential between the contract interest rate on notes receivable securitized and the required yield.

                                                          By Expected Maturity
2000:                                                   Year ended December 31,
                                           ---------------------------------------------------
                                                                                                  After               Fair
                                               2002       2003       2004      2005      2006      2006     Total     Value
                                            ---------  ---------  --------   -------  --------   --------   -------  --------
Cash:
  Amounts maturing.....................      $    404         --        --        --        --        --        404     404
  Weighted average interest rate.......            --         --        --        --        --        --        --       --

Restricted cash:
  Amounts maturing.....................      $  7,201         --        --        --        --        --      7,201   7,201
  Weighted average interest rate.......            --         --        --        --        --        --        --       --

Notes receivable (1):
  Amounts maturing.....................      $  3,644     4,148      4,477     4,740     5,029    10,943     32,981  32,981
  Weighted average interest rate.......        14.01%    14.01%     14.01%    14.01%    14.01%    14.01%     14.01%  14.01%

Residual interest in securitizations, net:
  Fair value of interest rate
  differential:
     Fixed rate (2):
       Amounts maturing................      $ 12,603    11,670      8,942     6,269     3,634     2,140     45,258  45,258
       Weighted average interest rate..         6.54%     6.54%      6.54%     6.54%     6.54%     6.54%      6.54%   6.54%

     Variable rate (3):
       Amounts maturing................      $  1,619     1,532      1,283     1,097       678       576      6,785   6,785
       Weighted average interest rate..         6.80%     6.80%      6.80%     6.80%     6.80%     6.80%      6.80%   6.80%

  Overcollateralized notes receivable (1):
     Amounts maturing..................      $  3,224     3,535      3,737     3,796     3,625     4,357     22,274  22,274
     Weighted average interest rate....        14.06%    14.06%     14.06%    14.06%    14.06%    14.06%     14.06%  14.06%

Due to Parent:
  Amounts maturing.....................      $    419        --         --        --        --        --        419     419
  Weighted average interest rate.......        10.50%        --         --        --        --        --     10.50%  10.50%

Note payable to Parent
  Amounts maturing.....................      $  4,433      8,865     4,433        --        --        --     17,731  17,731
  Weighted average interest rate.......         9.00%      9.00%     9.00%        --        --        --      9.00%   9.00%

Mortgage payable
  Amounts maturing.....................      $     78         85        93        98       109    11,233     11,696  11,696
  Weighted average interest rate.......         8.29%      8.29%     8.29%     8.29%     8.29%     8.29%      8.29%   8.29%

Borrowings under bank line of credit:
  Amount maturing......................      $ 48,441        --         --        --        --        --     48,441  48,441
  Weighted average interest rate.......         8.48%        --         --        --        --        --      8.48%   8.48%
__________________________________________________________________________________________________


(1) Net of allowance for doubtful accounts, but prior to consideration of deferred gross profit.

(2) Fixed interest rates represent the differential between the contract interest rate on notes receivable securitized and the interest rate paid to purchasers of the notes receivable.

(3) Variable interest rates represent the differential between the contract interest rate on notes receivable securitized and the required yield.

Item 8. Financial Statements and Supplementary Data

See the information set forth on Index to Financial Statements appearing on page F-1 of this report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The following is a brief description of our directors and officers:

Directors

William F. Peare, age 64, has served as President, Chief Executive Officer, and a director since 1989. Prior to founding Trendwest in 1989, Peare served as a management consultant for Eagle Crest Resort in Redmond, Oregon ("Eagle Crest") and for Elkhorn Resort in Sun Valley, Idaho. From 1985 to 1987, Peare was a Senior Vice President at Horizon Airlines.

Jeffery P. Sites, age 45, has served as Executive Vice President, Chief Operating Officer, Secretary and a director since 1989. Sites oversees day-to-day operations of the Company. Sites served as Treasurer from 1989 to 1997. Prior to 1998, Sites served as director and Treasurer of WorldMark.

Jerol E. Andres, age 58, has served as a director of the Company since 1989. Andres is Chief Executive Officer of Eagle Crest, Inc., having served as President and CEO from 1988 through 2001. He also serves as director of Cascade Bancorp, a publicly-traded bank company headquartered in Bend, Oregon.

Douglas P. Kintzinger, age 41, has served as a director of the Company since 1994 and currently is a member of the compensation committee. Kintzinger is Senior Vice President, CFO, Director and Secretary of JELD-WEN, inc., where he is responsible for all administrative functions, including accounting, finance, information systems, benefits, legal, and risk management. Kintzinger is also an officer/director of various JELD-WEN affiliates and subsidiaries, including JELD-WEN HOLDINGS, inc., AmeriTitle, Inc. and Eagle Crest, Inc. Since 1990, Kintzinger has also served as a director of South Valley State Bank and as a Regent of Luther College.

Roderick C. Wendt, age 47, has served as a director of the Company since 1989. Wendt is also President, CEO, and Corporate Director of JELD-WEN, inc. with responsibility for the overall day-to-day operating activities of JELD-WEN. In addition, Wendt also serves as an officer and/or director of various JELD-WEN affiliates and subsidiaries, including Eagle Crest, Inc. Wendt sits on the Board of South Valley State Bank, having served in this capacity since 1996 and from 1983 to 1995.

Harry L. Demorest, age 60, has served as a director of the Company since 1997 and currently is a member of the audit committee. Demorest is Chief Executive Officer of Columbia Forest Products, Inc. having served in this capacity since March 1996. Previously, he served as President from March 1994 to March 1996, and as Executive Vice President from April 1992 to February 1994. Prior to his employment by Columbia Forest Products, Inc., Demorest was a partner with Arthur Andersen & Co., serving as Office Managing Partner for the Portland, Oregon office from 1981 to 1991 and as Partner-in-Charge of the tax division of the Portland office from 1979 to 1985.

Michael P. Hollern, age 63, has served as a director of the Company since 1997 and currently is a member of both the audit and compensation committees. Hollern is Chairman and CEO of Brooks Resources Corporation, having served in this capacity since 1999 and previously as President since 1983. Hollern also serves on the boards of several corporate, civic and charitable organizations.

Linda M. Tubbs, age 54, has served as a director of the Company since 1997 and currently is a member of both the compensation and audit committees, serving as chairperson of the latter. Ms. Tubbs retired from Wells Fargo Bank as Executive Vice President, having served as Division Manager for the Northwest Commercial Banking Group in Oregon, Washington, Idaho and Utah since 1996. Prior to their merger with Wells Fargo Bank, Ms. Tubbs was Senior Vice

President and Manager of First Interstate's Portland, Oregon, Commercial Banking Administration. Ms. Tubbs also serves on the boards of several civic and charitable organizations.

Executive Officers

Gene F. Hensley, age 49, is Executive Vice President, having served in this capacity since 1998. Previously, Hensley served as Vice President of Operations from 1995. Hensley's current responsibilities include oversight of domestic sales, marketing, and WorldMark operations. Since 1996, Hensley has served as President of WorldMark the Club. He also serves as a director of various Trendwest subsidiaries.

Alan B. Schriber, age 50, is Executive Vice President, having served in this capacity since January 1999. Previously Schriber served as Vice President - Administration and Finance from 1994 to 1997. Schriber is responsible for accounts receivable, data processing, contract processing, corporate communications, and human resources functions for Trendwest.

Timothy P. O'Neil, age 39, is Executive Vice President, having served in this capacity since January 2002 and Chief Financial Officer and Treasurer since April 2000. Previously O'Neil served as Vice President - Finance from February 1999 to April 2000. Prior to joining Trendwest, O'Neil was Vice President - Loan Sales & Syndications at Bank One Capital Markets.

Item 11. Executive Compensation

                           SUMMARY COMPENSATION TABLE

The following table and related notes set forth all compensation received for the three fiscal years ended December 31, 2001 by the Company's Chief Executive Officer ("CEO") and the four most highly paid executive officers (other than the CEO) who were serving as executive officers at the end of 2001 (collectively, together with the CEO, the "Named Executive Officers").

                                                                                                            Long-Term
                                                                                                           Compensation
                                                                                                       ---------------------
                                                                                      Other Annual          Securities
                                                                                    Compensation ($)        Underlying
           Name and Principal Position          Year     Salary ($)    Bonus ($)          (1)               Options(#)
     ---------------------------------------- --------- ------------- ------------ ------------------- ---------------------
     William F. Peare                         2001        $150,000      $299,999           $22,088              12,000
         President and CEO                    2000         130,000       260,202            13,450               6,000
                                              1999         115,000       195,522            12,276               6,000

     Jeffery P. Sites                         2001         127,000       245,519            19,600              12,000
         Chief Operating Officer              2000         105,000       210,002            19,450               6,000
                                              1999          90,000       159,359            18,560               6,000

     Gene F. Hensley                          2001         100,000       200,001            21,724              12,000
         Executive Vice President             2000          90,000       180,000            20,950               6,000
                                              1999          80,000       136,183            19,597               6,000

     Alan B. Schriber                         2001         100,000       200,001            20,193              12,000
         Executive Vice President             2000          90,000       180,000            18,668               6,000
                                              1999          80,000       136,183            17,545               6,000

     Timothy P. O'Neil                        2001          85,000       180,190            20,177              12,000
         Executive Vice President, Chief      2000          77,000       143,197            16,934              13,500
          Financial Officer and Treasurer     1999          64,167        99,313            35,252              10,500


(1) Other annual compensation is comprised of various items such as 401(k) contributions and auto allowance.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information on stock option grants during fiscal 2001 to the Named Executive Officers. The options set forth in the table below were granted in 2001, as part of recipient's 2001 compensation:

                                                                                                   Potential Realized Value
                                                                                                   at Assumed Annual Rates
                                   Number of     Percent of Total                                 of Stock Appreciation for
                                   Securities     Options Granted     Exercise                         Option Term (2)
                                   Underlying           to                                        ---------------------------
Name                                Options        Employees in         Price       Expiration
                                  Granted (1)       Fiscal Year       ($/Share)        Date          5% ($)       10% ($)
-------------------------------- --------------- ------------------ -------------- -------------- ------------- -------------

William F. Peare                      12,000            3.42%            $25.20       12/18/09      $190,178      $481,948
Jeffery P. Sites                      12,000            3.42%             25.20       12/18/09       190,178       481,948
Gene F. Hensley                       12,000            3.42%             25.20       12/18/09       190,178       481,948
Alan B. Schriber                      12,000            3.42%             25.20       12/18/09       190,178       481,948
Timothy P. O'Neil                     12,000            3.42%             25.20       12/18/09       190,178       481,948


(1) Each of the options reflected in these tables was granted to the respective Named Executive Officer pursuant to our 1997 Employee Stock Option Plan. The exercise price of each option is equal to the fair market value of the common stock on the date of grant. The options vest ratably in annual installments over five years beginning on the first anniversary of the date of grant.

(2) These assumed rates of appreciation are provided in order to comply with the requirements of the Securities and Exchange Commission (the "SEC") and do not represent our expectation or projection as to the actual rate of appreciation of the common stock. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the date the options were granted over the full option term. The actual value of the options will depend on the performance of the common stock and may be greater or less than the amounts shown.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

The following table sets forth information on the exercise of stock options during fiscal year 2001 by each of the Named Executive Officers and the value of unexercised options at December 31, 2001.

                                                                                                    Value of Unexercised
                                                              Number of Unexercised Options    In-the-Money Options at Fiscal
                                                                  at Fiscal Year-End (#)                Year-End ($)
                               Shares                       --------------------------------- --------------------------------
                             Acquired on    Value Realized
Name                        Exercise (#)          ($)         Exercisable     Unexercisable     Exercisable    Unexercisable
-------------------------- ---------------- ---------------- -------------- ------------------ -------------- -----------------
William F. Peare                   --               --           46,800           37,200          $673,200        $382,590
Jeffery P. Sites                   --               --           46,800           37,200           673,200         382,590
Gene F. Hensley                    --               --           46,800           37,200           673,200         382,590
Alan B. Schriber                   --               --           46,800           37,200           673,200         382,590
Timothy P. O'Neil                  --               --           14,400           33,600           174,123         412,542


Compensation of Directors

Directors who are not employees of our Parent or us received $25,000 each in fees for fiscal year 2001. All non-employee directors are reimbursed for out of pocket expenses for each Board meeting attended.

Employment, Termination and Change of Control Agreements

Messrs. William Peare and Jeffery Sites have entered into employment agreements with us. For 2002 under the employment agreements, Mr. Peare will receive a base annual salary of $180,000 and Mr. Sites will receive a base annual salary of $150,000. In addition, each will have the opportunity to receive performance bonuses. The agreements contain a covenant not to compete for a period of two years in the event of termination of employment for any reason. If employment is terminated by us without cause, the employee will receive his base salary for a period of one year following the date of termination plus the amount of bonus earned during the preceding twelve months.

                      REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors is responsible for establishing policies and programs which govern compensation for executive officers and for administering these programs to determine bonus amounts and option awards.

COMPENSATION POLICY

Our executive compensation policy is designed to attract, reward and retain management who will achieve our business objectives. Our compensation policy seeks to align executive compensation with corporate performance, both on a short-term and long-term basis. In this regard, the base salaries of executives are established at levels which are considered lower than might otherwise be warranted in light of the duties and scope of responsibilities of each officer's position. Executive officers are afforded the opportunity to substantially increase their income through a bonus system that is based primarily on our annual sales. A smaller portion of the bonus of executive officers is based on our net income exceeding a 20% annual return on equity.

The Compensation Committee also awarded stock options to various executive officers following our initial public offering. The purpose of these awards was to provide key officers with an equity incentive to reinforce management's commitment to enhancement of profitability and Shareholder value. These options granted were based primarily on the executive officer's level of responsibility and the length of time such officer had been employed.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

Mr. William Peare, our Chief Executive Officer, is a party to an employment agreement with us and his compensation for 2001 was determined in accordance with the employment agreement. Mr. Peare's base compensation was set at $150,000 and he was eligible to receive a performance bonus, based primarily on our annual sales, up to approximately two times his base salary. For 2001, Mr. Peare's bonus was $299,999. The Compensation Committee also awarded Mr. Peare a grant of options to acquire 12,000 shares of common stock. As with the other grants to executive officers, Mr. Peare's grant was based on his position as chief executive officer and his length of service with us.

                                         COMPENSATION COMMITTEE

                                         Michael P. Hollern
                                         Douglas P. Kintzinger
                                         Linda M. Tubbs

                                PERFORMANCE GRAPH

The following graph compares the cumulative total Shareholder return (stock price appreciation plus dividends) on the common stock with the cumulative total return of the S&P 500 Index and the group of peer companies set forth below (based on weighted market capitalization) selected by the Company.

                     COMPARED CUMULATIVE TOTAL RETURN AMONG
           TRENDWEST RESORTS, INC., S&P 500 INDEX AND PEER GROUP INDEX

                              [PERFORMANCE GRAPH]

                                  Aug 1997             1997             1998             1999              2000             2001
                                  --------             ----             ----             ----              ----             ----
Trendwest Resorts     Cum $        $100.00          $127.08           $69.44          $125.00           $150.00          $316.49


S & P 500             Cum $        $100.00          $102.43          $131.70          $159.42           $144.90          $127.68


Peer Group            Cum $        $100.00           $95.85           $71.07           $67.84            $85.87           $73.29



                                PEER GROUP DETAIL

         American Skiing                   Candlewood Hotels
         Choice Hotels Co.                 Four Season Hotels
         Host Marriott Corp.               Intrawest Corp.
         Lodgian, Inc.                     Sholodge Inc.
         Suburban Lodges


Three companies that were included in the 2000 Peer Group results are not included in the 2001 Peer Group results, as the companies are no longer in existence. The following table lists the companies and the reason for their omission:

          Fairfield Communities             Acquired
          Silverleaf Resorts                Filed for bankruptcy; stock delisted
          Sunburst Hospitality Corp.        Acquired

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of common stock by each person known to us to own more than 5% of the outstanding shares of the common stock on March 26, 2002.

                                                         Shares of Common
                                                        Stock Beneficially        Percent of
      Name and Address of Beneficial Owner                    Owned                  Class
      ---------------------------------------------    ---------------------    ----------------
         JELD-WEN, inc.                                     30,883,097               80.9%
         3250 Lakeport Blvd.
         Klamath Falls, Oregon 97601

         Richard L. Wendt                                    2,218,686                5.8%
         3250 Lakeport Blvd.
         Klamath Falls, Oregon 97601


The following table sets forth information regarding the beneficial ownership of common stock on March 26, 2002, by (i) each director, (ii) our Chief Executive Officer and the other executive officers named in the executive compensation table set forth herein and (iii) all directors and executive officers as a group. The following is based on information furnished by such owners. Each of the persons named below has sole voting and investment power with respect to the shares shown, except as noted below.


                                                         Shares of Common
                                                        Stock Beneficially        Right to          Percent of
      Name of Beneficial Owner                                Owned              Acquire (1)          Class
      ---------------------------------------------    ---------------------    ---------------  --------------
      William F. Peare                                          600,494            46,800              1.7%
      Jeffery P. Sites                                          104,718            46,800               *
      Gene F. Hensley                                               450            46,800               *
      Alan B. Schriber                                            4,163            46,800               *
      Timothy P. O'Neil                                           4,725            14,400               *
      Jerol E. Andres                                             4,500                                 *
      Douglas P. Kintzinger (6)                                  15,264 (2)                             *
      Roderick C. Wendt (6)                                     672,775 (3)                            1.8%
      Michael Hollern                                             4,500 (4)                             *
      Harry Demorest                                             22,250 (5)                             *
      Linda M. Tubbs                                              4,500                                 *
      All directors and executive officers as a
      group (11 persons)                                      1,438,339           201,600              4.3%

*    Less than 1%

(1) Shares that can be acquired through stock option exercises through May 26, 2002.

(2)  Includes 2,700 shares held by spouse.

(3)  Includes 9,263 shares held by Mr. Wendt's minor children.

(4) Shares held by Hollybrook & Co., a nominee partnership holding shares in a trust of which Mr. Hollern is a beneficiary.

(5)  Shares held by spouse.

(6) Messrs. Kintzinger and Wendt are executive officers and directors of JELD-WEN, inc. and disclaim any beneficial ownership in the shares of the Company owned by JELD-WEN, inc.

Section 16(a) Beneficial Ownership Reporting Compliance

Under SEC rules, our directors, executive officers and beneficial owners of more than 10% of any Trendwest equity security are required to file periodic reports of their ownership, and changes in that ownership, with the SEC. Based solely on our review of copies of these reports and representations of such reporting persons, we believe during fiscal 2001, such SEC filing requirements were satisfied, except Roderick C. Wendt, Director, filed a late Form 4 detailing a stock disposition transaction for March 2001.

Item 13. Certain Relationships and Related Transactions

Relationship with JELD-WEN, inc.

Background. JELD-WEN, inc. ("Parent" or "JELD-WEN") owns approximately 81% of the outstanding shares of our common stock as of March 26, 2002. Roderick Wendt and Douglas Kintzinger are directors and Richard Wendt was a director until March 1997. Richard Wendt, Roderick Wendt and Douglas Kintzinger are all directors of JELD-WEN. In addition, Richard Wendt, Roderick Wendt and Douglas Kintzinger own 34.8%, 1.1% and 0.5%, respectively, of the outstanding shares of JELD-WEN as of December 31, 2001.

Administrative Services. JELD-WEN provides a self-insured health, life and disability benefits plan to its employees, in which we participate. We paid JELD-WEN approximately $6.2 million in 2001 to include our employees within the JELD-WEN plan. JELD-WEN also self-insures its worker's compensation liability, and we also participate in that plan. We paid JELD-WEN approximately $1.2 million in 2001 to include our employees within the JELD-WEN plan.

Credit Facility. We maintain an unsecured, open, revolving credit line with JELD-WEN of $10 million which is payable on demand. We pay JELD-WEN interest at prime plus one percent. As of December 31, 2001, borrowings under this agreement were $7.1 million. To the extent we have excess funds available to loan JELD-WEN, such loans earn interest at prime minus two percent. There were no lendings to JELD-WEN during 2001. The terms of the line of credit are the same as JELD-WEN provides to its other subsidiaries and divisions. We believe that the terms of the line of credit as a whole are no less favorable than could be obtained from an unaffiliated third party.

MountainStar Development. We are developing a resort in central Washington state known as MountainStar. Prior to June 2000, JELD-WEN owned the land and we were acting as the developer. In June of 2000, we acquired the MountainStar development from JELD-WEN. The purchase price was $47.6 million, consisting of $25 million in cash, a $17.7 million unsecured note payable to Parent and the settlement of a $4.9 million intercompany receivable from JELD-WEN. The excess of the purchase price over JELD-WEN's historical cost was treated as a non-cash reduction to retained earnings due to the accounting requirement to use historical cost on such a transfer from a controlling shareholder. We recorded the asset at JELD-WEN's historical cost of $44.3 million; the excess $3.3 million of the purchase price over this amount reduced retained earnings. The cash payment was funded primarily through our existing credit facilities.

Relationship with Affiliate (collectively, Eagle Crest, Inc. and Running Y Resort, Inc.)

Receivables Purchase. On September 28, 2001, we entered into an agreement with Eagle Crest, Inc. (Eagle Crest) and Running Y Resort, Inc. (Running Y)
(collectively Affiliate), wholly-owned subsidiaries of JELD-WEN, to acquire $12.1 million of notes receivable at Affiliate's historical cost of face value plus accrued interest in exchange for a cash payment of $8.6 million and a $3.5 million promissory note. The promissory note is non-interest bearing, payable in equal monthly installments, and is due in full on the earlier of September 28, 2002 or the closing date of our next securitization transaction following the acquisition date. Under the agreement, any remaining principal balance on notes receivable acquired from Affiliate which default reduce the outstanding amount owed by us under the promissory note.

Land Acquisition. In addition, we acquired land from Affiliate for future development in McCall, Idaho, in exchange for a non-interest bearing promissory note of $1.3 million. This note matures on the earlier of September 28, 2003, or commencement of construction on the property by us.

At December 31, 2001, the total amount due to Affiliate was $4.5 million.

Marketing Agreement. In conjunction with the above transactions, Affiliate entered into an agreement with us and WorldMark to transfer all of its developed unsold resort properties to WorldMark in exchange for the right to sell WorldMark vacation credits equal to the credit value of the properties. We agreed to purchase notes receivable resulting from the subsequent sale of vacation credits by Affiliate at face value. Affiliate will refund to us any remaining principal balance on notes receivable purchased from Affiliate that default. Additionally, we receive a fee from Affiliate for each vacation credit sale made by Affiliate and must pay a commission fee to Affiliate for any upgrades of vacation credit sales originated by Affiliate. During 2001 we purchased $5.7 million of receivables and received $.2 million of fees from Affiliate and paid $.2 million of commission fees to Affiliate. Through 1999, we acquired certain notes receivable from Affiliate under a similar agreement which expired in 1999.

Relationship with Creative Media Development

Servicing Agreement. We purchase merchandise, including incentives and/or promotional products, from Creative Media Development, Inc. (CMD), a subsidiary of JELD-WEN, pursuant to the Servicing Agreement dated August 21, 2001. Except for work in process, this agreement is terminable at will by either party at no cost. During 2001, we purchased merchandise totaling approximately $.1 million from CMD.

Employment Relationships

Frederick C. Peare, the brother of Mr. William Peare, is employed by us as a manager of one of our sales offices. During 2001, Frederick C. Peare received salary (based on commissions), bonus, and 401(k) contributions of $251,436.
Gregory Farnum, the son-in-law of Mr. William Peare, is employed by us in a sales capacity. During 2001, Mr. Farnum received salary (based on commissions), bonus, and 401(k) contributions of $101,036. Deborah Hamilton, the sister of Mr. William Peare, is employed by us in an administrative role. During 2001, Ms. Hamilton received salary, bonus, and 401(k) contributions of $79,564. Rebecca Benavides, the sister of Mr. William Peare, is employed by us in an administrative capacity. During 2001, Ms. Benavides received salary, bonus, and 401(k) contributions of $73,772. Vicente Benavides, the nephew of Mr. William Peare, is employed by us in a sales capacity. During 2001, Mr. Benavides received salary (based on commissions), bonus, and 401(k) contributions of $65,838. Michael Holz, the brother-in-law of Mr. William Peare, is employed by us in an administrative capacity. During 2001, Mr. Holz received salary, bonus, and 401(k) contributions of $68,337.

Thomas F. Sites, the brother of Mr. Jeffery Sites, is employed by us as the Vice President of a business unit. During 2001, Thomas Sites received a salary, bonus and 401(k) contributions of $290,885. Scott Sites, the brother of Mr. Jeffery Sites, is employed by us in a marketing capacity. During 2001, Scott Sites received a salary, bonus and 401(k) contributions of $198,419.

                          Index to Financial Statements
                    Trendwest Resorts, Inc. and Subsidiaries


                                                                                                                       Page
Independent Auditors' Report.......................................................................................     F-2

Consolidated Balance Sheets........................................................................................     F-3

Consolidated Statements of Income..................................................................................     F-4

Consolidated Statements of Shareholders' Equity and Comprehensive Income...........................................     F-5

Consolidated Statements of Cash Flows..............................................................................     F-6

Notes to Consolidated Financial Statements.........................................................................     F-8


                          INDEPENDENT AUDITORS' REPORT



The Shareholders
Trendwest Resorts, Inc.:


We have audited the accompanying consolidated balance sheets of Trendwest Resorts, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trendwest Resorts, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP

Seattle, Washington
January 30, 2002

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

                             (dollars in thousands)


                                                                                                December 31,
                                                                                    --------------------------------------
                                    Assets                                                2001                 2000
                                                                                    -----------------    -----------------

     Cash....................................................................       $       821          $       404
     Restricted cash.........................................................             8,838                7,201
     Notes Receivable, net...................................................            53,802               32,570
     Accrued interest and other receivables..................................             8,499                8,171
     Residual interest in securitizations, net...............................            95,733               68,824
     Inventories.............................................................           134,745              104,218
     MountainStar development................................................            70,382               56,536
     Property and equipment, net.............................................            43,798               29,948
     Refundable income taxes.................................................                --                5,688
     Other assets............................................................            10,411                6,599
                                                                                    -----------------    -----------------
                     Total assets............................................       $   427,029          $   320,159
                                                                                    =================    =================

                     Liabilities and Shareholders' Equity

Liabilities:
     Accounts payable and bank overdraft.....................................       $     5,582          $     9,706
     Accrued liabilities.....................................................            34,265               21,538
     Accrued construction in progress........................................             7,153                2,855
     Due to Parent and Affiliate.............................................            11,653                  419
     Note payable to Parent..................................................            13,298               17,731
     Borrowings under bank line of credit....................................            74,318               48,441
     Current income taxes payable............................................             1,383                  --
     Mortgage payable........................................................            11,616               11,696
     Deferred income taxes...................................................             2,250                  330
                                                                                    -----------------    -----------------
                     Total liabilities.......................................           161,518              112,716

Shareholders' equity:
     Preferred stock, no par value.  Authorized  10,000,000  shares; no shares
        issued or outstanding................................................                --                  --
     Common stock,  no par value.  Authorized  90,000,000  shares;  issued and outstanding  38,094,589 and 37,795,496 shares at December 31, 2001 and
        2000, respectively...................................................            57,917               54,119
     Accumulated other comprehensive loss....................................            (1,454)               (522)
     Retained earnings.......................................................           209,048              153,846
                                                                                    -----------------    -----------------
                     Total shareholders' equity..............................           265,511              207,443
                                                                                    -----------------    -----------------

Commitments and contingencies

                     Total liabilities and shareholders' equity..............       $   427,029          $   320,159
                                                                                    =================    =================

See accompanying notes to the consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                        Consolidated Statements of Income

                  (dollars in thousands, except per share data)

                                                                                       Year ended December 31,
                                                                          2001                  2000                  1999
                                                                    ------------------    ------------------    ------------------
Revenues:
     Vacation Credit and Fractional Interest sales, net......       $       406,137       $       293,130       $       234,315
     Finance income..........................................                20,629                15,562                15,243
     Gains on sales of Notes Receivable......................                30,268                18,903                16,265
     Resort management services..............................                 4,607                 4,763                 3,710
     Other...................................................                 7,527                 5,280                 4,593
                                                                    ------------------    ------------------    ------------------

             Total revenues..................................               469,168               337,638               274,126
                                                                    ------------------    ------------------    ------------------

Costs and operating expenses:
     Vacation Credit and Fractional Interest cost of sales                  112,288                74,714                68,611
     Resort management services..............................                 1,588                 1,759                 1,656
     Sales and marketing.....................................               193,531               137,752               104,952
     General and administrative..............................                43,481                31,686                25,234
     Provision for doubtful accounts.........................                30,276                21,148                16,100
     Interest................................................                   591                   479                   442
                                                                    ------------------    ------------------    ------------------

             Total costs and operating expenses..............               381,755               267,538               216,995
                                                                    ------------------    ------------------    ------------------

             Income before income taxes .....................                87,413                70,100                57,131

Income tax expense...........................................                32,211                27,241                22,258
                                                                    ------------------    ------------------    ------------------

             Net income......................................       $        55,202       $        42,859       $        34,873
                                                                    ==================    ==================    ==================


Basic net income per common share............................       $          1.46       $          1.13       $          0.90

Diluted net income per common share..........................       $          1.43       $          1.12       $          0.90


Weighted average shares of common stock and dilutive
    potential common stock outstanding:
Basic........................................................            37,915,714            38,058,093            38,542,275

Diluted .....................................................            38,558,418            38,181,791            38,648,147

See accompanying notes to the consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

    Consolidated Statements of Shareholders' Equity and Comprehensive Income
                             (dollars in thousands)

                                                    Common
                                                    Stock                   Accumulated Other                         Total
                                        -------------------------------       Comprehensive     Retained          shareholders
                                            Shares           Amount                Loss         Earnings              Equity
                                        ----------------   ------------  -------------------  --------------    --------------
     Balance at December 31, 1998           38,607,224     $   61,848    $            --      $    79,414      $     141,262
  Repurchase of common stock........          (303,912)        (2,780)                --               --             (2,780)
  Issuance  of common  stock  under the
     Employee Stock Purchase Plan...            39,114            360                 --               --                360
  Net income........................                --             --                 --           34,873             34,873
                                        ----------------   ------------  -------------------  --------------    --------------
     Balance at December 31, 1999           38,342,426         59,428                 --          114,287            173,715
  Repurchase of common stock........          (628,200)        (5,926)                --               --             (5,926)
  Issuance  of common  stock  under the
     Employee Stock Purchase Plan...            76,320            588                 --               --                588
  Issuance   of   common   stock   from
     exercise of employee stock options          4,950             29                 --               --                 29
  Reduction  in retained  earnings  for
     the excess of the  purchase  price
     of  the  MountainStar  development
     over the Parent's historical cost              --             --                 --           (3,300)            (3,300)
  Comprehensive Income:

     Net income.....................                --             --                 --           42,859             42,859
     Other comprehensive loss:
       Change in  cumulative  effect of
          foreign currency translation              --             --               (522)                               (522)
                                                                                                                --------------
      Total comprehensive income                                                                                      42,337
                                        ----------------   ------------  -------------------  --------------    --------------
     Balance at December 31, 2000           37,795,496     $   54,119    $          (522)     $   153,846       $    207,443
  Repurchase of common stock...........       (149,615)        (2,379)                --               --             (2,379)
  Issuance  of common  stock  under the
     Employee Stock Purchase Plan......         39,808            257                 --               --                257
  Issuance   of   common   stock   from
     exercise of employee stock options        408,900          4,726                 --               --              4,726
  Tax  benefit  from   employee   stock
     option exercises..................                         1,077                                                  1,077
  Stock compensation...................                           117                                                    117
  Comprehensive Income:

     Net income.....................                --             --                 --           55,202             55,202
     Other comprehensive loss:
       Change in  cumulative  effect of
          foreign currency translation.             --             --               (488)                               (488)
       Unrealized   derivative  losses,
          net of $267 tax effect......                                              (444)                               (444)
                                                                                                                ---------------
      Total comprehensive income                                                                                      54,270
                                        ----------------   ------------  -------------------  --------------    --------------
     Balance at December 31, 2001           38,094,589     $   57,917    $        (1,454)     $   209,048       $    265,511
                                        ================   ============  ===================  ==============    ===============

See accompanying notes to the consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                             (dollars in thousands)

                                                                                             Year ended December 31,
                                                                                   --------------------------------------------
                                                                                      2001            2000            1999
                                                                                   ------------    ------------    ------------
Cash flows from operating activities:
     Net income................................................................    $    55,202      $   42,859     $  34,873
     Adjustments to reconcile net income to net cash (used in) provided by operating activities:
        Depreciation and amortization..........................................          4,447           2,743         1,758
        Gain on sale of property and equipment.................................             --              --          (869)
        Amortization of residual interest in Notes Receivable sold.............         20,208          14,801        10,931
        Provision for doubtful accounts and sales returns......................         38,886          27,015        21,407
        Recoveries of Notes Receivable charged off.............................            447             251           260
        Residual interest in Notes Receivable securitized......................        (43,665)        (30,762)      (23,727)
        Unrealized loss (gain) on residual interest in securitizations.........          1,990             337         1,139
        Contract servicing liability arising from sale of Notes Receivable.....          4,129           3,554         2,847
        Amortization of contract servicing liability...........................         (1,943)           (869)         (321)
        Change in deferred gross profit........................................          1,641           1,631           419
        Deferred income tax expense............................................          2,174             290           744
        Stock compensation.....................................................            117              --            --
        Issuance of Notes Receivable...........................................       (345,678)       (258,452)     (201,766)
        Proceeds from sale of Notes Receivable.................................        255,139         211,767       156,303
        Proceeds  from  repayment of Notes  Receivable  and  overcollateralized
          component of Notes Receivable securitized............................         73,095          57,974        51,198
        Purchase of Notes Receivable from related parties......................        (14,272)             --          (650)
        Purchase of Notes Receivable...........................................        (33,040)        (22,201)      (13,576)
        Changes in certain assets and liabilities:
             Restricted cash...................................................         (1,637)         (4,214)         (636)
             MountainStar development..........................................        (13,846)        (37,236)           --
             Inventories.......................................................        (29,951)        (60,396)       (5,159)
             Accounts payable and accrued liabilities..........................         11,098          12,534         3,424
             Income taxes payable..............................................          2,490              --        (1,153)
             Refundable income taxes...........................................          5,688          (5,088)         (600)
             Other ............................................................         (4,344)         (4,403)        2,733
                                                                                   ------------    ------------    ------------
          Net cash (used in) provided by operating activities..................        (11,625)        (47,865)       39,579
                                                                                   ------------    ------------    ------------

Cash flows used in investing activities:
     Purchase of property and equipment........................................        (17,879)         (6,621)       (4,974)
     Proceeds from sale of property and equipment..............................             --              --         4,412
                                                                                   ------------    ------------    ------------
          Net cash used in investing activities                                        (17,879)         (6,621)         (562)
                                                                                   ------------    ------------    ------------

Cash flows from financing activities:
     Net borrowings (repayments) under bank line of credit and other...........         25,154          48,394        (26,100)
     Issuance of mortgage payable..............................................             --          11,700            --
     Repayments of mortgage payable............................................            (80)             (4)           --
     Repayments of note payable to Parent......................................         (4,432)             --            --
     Increase (decrease) in Due to Parent and Affiliate........................          6,620          (1,392)        (5,688)
     Increase in Receivable from Parent........................................             --              --         (3,058)
     Proceeds from issuance of common stock....................................          4,983             617            360
     Repurchase of common stock................................................         (2,379)         (5,926)        (2,780)
                                                                                   ------------    ------------    ------------
          Net cash provided by (used in) financing activities..................         29,866          53,389        (37,266)
                                                                                   ------------    ------------    ------------

Net increase (decrease) in cash                                                            362          (1,097)         1,751

Effect of foreign currency exchange rates on cash                                           55            (259)            --

Cash at beginning of year......................................................            404           1,760              9
                                                                                   ------------    ------------    ------------

Cash at end of year............................................................    $       821     $       404     $    1,760
                                                                                   ============    ============    ============

See accompanying notes to the consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                   (continued)

                             (dollars in thousands)

                                                                                              Year ended December 31,

                                                                                      2001            2000            1999
                                                                                    ------------    ------------    ------------
Supplemental disclosures of cash flow information - Cash paid during the period for:
        Interest (excluding capitalized amounts of $7,146, $2,951 and $1,188,
           respectively)..........................................................  $     240       $     378       $     179
        Income taxes..............................................................     22,789          32,201          22,542

Supplemental schedule of noncash investing and financing activities:
     Issuance  of note  payable to Parent in  connection  with the  MountainStar
        development acquisition...................................................         --          17,731              --
     Reduction in retained  earnings for the excess of the purchase price of the
        MountainStar development over the Parent's historical cost................         --           3,300              --
     Extinguishment   of  receivable   from  Parent  in   connection   with  the
        MountainStar development acquisition......................................         --           4,869              --
     Issuance of note payable to Affiliate in  connection  with the  acquisition
        of certain notes receivable and inventory.................................      4,806              --              --


See accompanying notes to the consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)


(1)  Description of Business and Basis of Presentation

Description of Business

Trendwest Resorts, Inc. (Trendwest) and subsidiaries (Company) generate revenues from the sale and financing of Vacation Credits in WorldMark, The Club
(WorldMark), and WorldMark South Pacific Club (WorldMark South Pacific) (collectively The Clubs) and Fractional Interests in resort condominium units. Vacation Credits entitle the owner to use a fully furnished vacation resort unit in The Clubs based on the number of Vacation Credits purchased. Vacation Credits are created through the transfer to The Clubs of resort units developed or purchased by the Company. The Company also manages resort properties under a management agreement with The Clubs. The Clubs are separate entities which own the transferred properties for the benefit of Vacation Credit owners (Members or Owners). Fractional Interest sales are deeded intervals in condominium units and are not transferred to The Clubs.

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

Basis of Presentation

Trendwest is a majority owned subsidiary of JELD-WEN, inc. (Parent). The consolidated financial statements include the accounts of Trendwest and its wholly-owned subsidiaries, including Trendwest South Pacific, Pty. Ltd, an Australian corporation formed in October 1999. All intercompany balances and transactions have been eliminated in consolidation.

Stock Split

All share and earnings per share information contained in these consolidated financial statements have been adjusted to reflect 3 for 2 stock splits declared on both February 21, 2001 and November 8, 2001, as if they were effective for all periods presented.

Capital Transactions

In March 1999 and July 1998, the Board of Directors authorized the Company to repurchase up to 1,125,000, and 981,000 shares, respectively, of its common stock on the open market or in privately negotiated transactions based on market conditions. During the years ended December 31, 2001, 2000, and 1999, the Company repurchased 149,615, 628,200, and 303,912 shares, respectively. The Board of Directors may at its discretion authorize additional repurchases in the future.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)


Basic and Diluted Net Income Per Common Share

The following presents the reconciliation of weighted average shares used for basic and diluted net income per share:

                                                                                   Year ended December 31,
                                                                     -----------------------------------------------------
                                                                          2001               2000               1999
                                                                     ---------------    ---------------    ---------------
        Basic
        Basic weighted average shares outstanding..................      37,915,714        38,058,093         38,542,275

        Diluted
        Effect of dilutive securities..............................         642,704           123,698            105,872
                                                                     ---------------    ---------------    ---------------

        Diluted weighted average shares outstanding................      38,558,418        38,181,791         38,648,147
                                                                     ===============    ===============    ===============

Net income available to common shareholders for basic and diluted net income per share was $55,202, $42,859, and $34,873 for the years ended December 31, 2001, 2000, and 1999, respectively.

At December 31, 2001, 2000, and 1999, there were options to purchase 346,500, 1,749,375 and 1,345,500 shares of common stock outstanding, respectively, which were anti-dilutive and therefore not included in the computation of diluted net income per share.


(2)  Summary of Significant Accounting Policies

Restricted Cash

Restricted cash consists primarily of deposits received on sales of Vacation Credits and Fractional Interests, that are held in trust or escrow until the applicable statutory rescission period of three to fifteen calendar days has expired and the related customer Note Receivable has been recorded. It also consists of amounts received prior to attainment of the 10% down payment required to recognize a sale and refundable reservation deposits on MountainStar vacation home sites.

Allowance for Doubtful Accounts

The Company estimates its allowance for doubtful accounts by analysis of bad debts by each sales site by year of Notes Receivable origination and is net of anticipated cost recoveries of the underlying Vacation Credits and Fractional Interests. The Company uses this historical analysis in conjunction with other factors such as local economic conditions and industry trends. The Company also utilizes experience factors of more mature sales sites in establishing the allowance for bad debts at new sales offices. Management believes that all such allowances are adequate; however, such amounts are based on estimates and there is no assurance that the actual amounts incurred will not be more or less than the amounts recorded.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

The Company charges off Notes Receivable when deemed to be uncollectible. Interest income previously accrued and unpaid is reversed. Vacation Credits recovered are recorded at the weighted average cost of credits at the time of recovery. Fractional Interests recovered are recorded at historical cost at the time of the recovery. All collection costs are expensed as incurred.

Inventories

Inventories consist of Vacation Credits and construction in progress as follows:

                                                                                       December 31,
                                                                            -----------------------------------
                                                                                 2001               2000
                                                                            ----------------   ----------------
                     Vacation Credits..................................     $     35,098       $     16,829
                     Construction in progress..........................           99,647             87,389
                                                                            ----------------   ----------------

                              Total inventories........................     $    134,745       $    104,218
                                                                            ================   ================

Vacation Credits represent the costs of unsold ownership interests in the Clubs. These costs represent the actual costs to develop the resort properties including the cost of the land, improvements to the property, including costs of amenities constructed for the use and benefit of the Vacation Credit owners, and other direct acquisition costs. Resort properties are completed, and the Company transfers ownership to the Clubs in return for the right to sell a discrete number of Vacation Credits. Actual costs of the completed resort properties are transferred from construction in progress to Vacation Credits inventory at the time such properties are transferred to the Clubs. The discrete number of Vacation Credits that result from each transfer of resort property are determined using a formula based on the number of user days available as well as the relative value of each property. Vacation Credits are carried at the lower of cost, based on the moving weighted average of property cost per Vacation Credit established, or net realizable value.

Construction in progress is valued at the lower of cost or net realizable value. Interest, taxes and other carrying costs incurred during the construction period are capitalized. The amount of interest capitalized on resort properties during the years ended December 31, 2001, 2000, and 1999 amounted to $3,319, $610, and $1,188, respectively.

MountainStar Development

The MountainStar development is valued at the lower of the carrying amount or fair value less costs to sell. The Company capitalizes all direct costs and interest incurred relating to the development. During 2001 and 2000, the Company capitalized $3,827 and $2,341, respectively, in interest cost on MountainStar. All selling expenses relating to refundable reservation deposits associated with MountainStar are capitalized and included in other assets.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

Revenue Recognition

     (i) Vacation Credits

Substantially all Vacation Credits sold by the Company generate installment Notes Receivable secured by an interest in the related Vacation Credits. These Notes Receivable are payable in monthly installments, including interest, with maturities up to seven years. Vacation Credit sales are included in revenues when the Company has received an executed sales contract, at least a 10% down payment requirement has been met and any rescission period has expired. Upgrade sales are subject to the same rescission period as Vacation Credit sales.

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


The Company also finances sales of Upgrades which often result in the cancellation of an existing note receivable and the issuance of a new note for a term of up to seven years and secured by an interest in all Vacation Credits owned. No additional down payment is required by the Company as long as the owner's equity interest in the original Vacation Credits is equal to 10% of the value of all Vacation Credits, including those from the Upgrade sale, and the customer is not delinquent in payments on the existing note receivable. Because the resulting note receivable is secured by an interest in all Vacation Credits owned, when the Company finances an Upgrade sale and the customer does not make an additional down payment of at least 10% of the Upgrade sale amount, the Company uses the installment method to recognize revenue whereby profit is recognized as a portion of each principal payment is received on the Upgrade. Revenue is fully recognized on the Upgrade sale when the cash collected relating to the Upgrade sale totals 10% of the Upgrade sale. Cash collected relating to a financed Upgrade sale is measured as the sum of any additional down payment received at the time of the Upgrade sale and the principal repayment of the new note receivable which is allocable to the Upgrade sale. Principal repayments are allocated to the Upgrade sale component of the new note receivable and the pre-Upgrade sale component of the new note receivable based on the ratio of such components at the time of the Upgrade sale.

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

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

     (iii) Sales of Notes Receivable


Periodically, the Company sells its Notes Receivable through securitzation transactions which the Company accounts for according to the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The Company adopted SFAS No. 140 effective March 31, 2001. SFAS No. 140 supercedes SFAS No. 125 and rescinds SFAS No. 127. The disclosure-only provisions of SFAS No. 140 were adopted by the Company as of December 31, 2000. The adoption of SFAS No. 140 did not have a material impact on the Company's accounting for its securitization transactions.

In the accompanying consolidated financial statements and related notes, Notes Receivable sold by the Company in securitization transactions are termed Notes Receivable securitized and Notes Receivable held by the Company which have not been securitized are termed Notes Receivable.

When the Company sells Notes Receivable through securitization transactions, it uses special purpose finance companies and retains interest rate differentials, a subordinated principal tranche, servicing rights (and obligations), and in some cases a cash reserve account, all of which are residual interests in the securitized Notes Receivable. Gain or loss on sale of Notes Receivable securitized depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the residual interests based on their relative fair values at the date of transfer. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of the key assumptions--credit losses, prepayment speeds and discount rates commensurate with the risks involved. The Company estimates prepayment speeds based on its historical experience.

The Company provides for estimated credit losses related to uncollectible Notes Receivable securitized through its allowance for doubtful accounts. The Company's loss exposure for Notes Receivable securitized is limited to the residual interests in Notes Receivable securitized. Although it is not required to do so, the Company's historical practice has been to repurchase defaulted securitized Notes Receivable up to certain limits, generally 10% to 17% of the face amount of the original balance of Notes Receivable securitized.

Gains on sales of Notes Receivable primarily represent the present value of the estimated cash flow differential between contractual interest rates charged to borrowers on Notes Receivable securitized by the Company and the interest rates to be received by the purchasers of such Notes Receivable, after considering the effects of estimated prepayments and the fair value servicing costs, net of transaction costs. The Company recognizes such gains on sales of Notes Receivable on the settlement date. Gains on the sale of Notes Receivable are determined based on the relative fair market value of the components of Note Receivable portions sold and retained.

Income from the interest rate differential retained is subsequently recorded in finance income using the interest method. In addition, finance income includes interest income on Notes Receivable and the overcollateralized component of Notes Receivable securitized. The residual interest in Notes Receivable

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)


securitized arising from the interest rate differential is classified as a trading security in accordance with SFAS No. 115, Accounting for Certain Investments in Debt or Equity Securities, and is carried at market value with changes in the market value recognized as finance income.


Property and Equipment

Property and equipment are recorded at cost and depreciated or amortized using the straight-line method over the following assets' estimated useful lives:


           Building and improvements...................20 to 45 years
           Equipment, furniture and fixtures...........3 to 12 years
           Leasehold improvements......................Lesser of estimated useful life or the
                                                       remaining lease term


Direct internal and external costs of computer software developed for internal use are capitalized subsequent to the preliminary stage of the project. Capitalized costs are amortized over the estimated useful life on a straight-line basis beginning when each module is complete and ready for its intended use.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Advertising

Advertising costs, included in sales and marketing expenses in the accompanying statements of income, are expensed as incurred and amounted to $10,840, $9,956, and $7,337 for the years ended December 31, 2001, 2000, and 1999, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company intends to reinvest unremitted earnings of its non-U.S. subsidiary in the foreign jurisdiction and thereby postpone their remittance indefinitely. Accordingly, no provision for additional U.S. or foreign income taxes has been recorded.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

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

Foreign Currency Translation


The  functional  currency  of the  Company's  foreign  subsidiary  is the  local currency of the country in which the subsidiary is located. Assets and liabilities in foreign operations are translated into U.S. dollars using rates of exchange in effect at the end of the reporting period. Income and expense accounts are translated into U.S. dollars using average rates of exchange for the  period.  The net  gain or loss  resulting  from  translation  is shown as a translation adjustment and included in other comprehensive income in shareholders' equity. Gains and losses from foreign currency transactions are included in the consolidated statements of operations and were not significant in any of the periods presented.


Derivative Financial Instruments


The Company utilizes derivative financial instruments, which have historically included foreign exchange contracts, forward interest rate swaps, and interest rate cap agreements, to manage well-defined interest and foreign currency rate risks. Derivative financial instruments are not used for trading or speculative purposes. Counterparties to the Company's derivative financial instruments are generally major financial institutions. The Company manages the risk of counterparty default on its derivative financial instruments through the use of credit standards, counterparty diversification and monitoring of counterparty financial conditions. The Company has not experienced any losses due to counterparty default.

Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Financial Instruments and Hedging Activities, as amended. SFAS No. 133 requires all derivative instruments to be recognized as assets or liabilities at fair value. Accordingly, on the date derivative contracts are entered into, the Company designates the derivatives as either (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (ii) a hedge of a forecasted transaction or of the variability of future cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), (iii) a hedge of a net investment in a foreign operation (net investment hedge), or (iv) a derivative not designated as a hedging instrument. The effective portion of changes in the fair value of derivatives designated as hedges are recorded in other comprehensive income, net of tax, until the hedged item is recognized in earnings. The ineffective portion of the changes in fair value are recognized currently in earnings. Changes in the fair value of derivatives which are not designated as hedges are recognized currently in earnings. The adoption of SFAS No. 133 did not have a material impact on the consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

New Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which will be adopted by the Company on January 1, 2002. The adoption of these statements are not expected to have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is applicable for fiscal years beginning after June 15, 2002. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provisions of SFAS No. 143 are not expected to have a material impact on the Company's financial position or operating results.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of APB Opinion 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effect that the adoption of SFAS No. 144 will have on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current presentation.

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

statements and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates and assumptions.

(3)  Notes Receivable

The Company provides financing to the purchasers of Vacation Credits and Fractional Interests. The notes resulting from sales of Vacation Credits bear interest at 11.9% to 14.9%, depending on the method of payment, and are written with initial terms of up to 84 months. Notes resulting from the sale of Fractional Interests bear interest rates of up to 11.9% for a term of up to 120 months. Once a 10% down payment has been received and any recission period has expired, the Company has no obligation under the notes to refund monies or provide further services to the Owners in the event membership is terminated for nonpayment of the notes.

Maturities of Notes Receivable at December 31, 2001, are as follows:

                       2002..........................     $      6,953
                       2003..........................            7,536
                       2004..........................            8,079
                       2005..........................            8,798
                       2006..........................            9,723
                       Thereafter....................           20,580
                                                          ---------------

                                                          $     61,669
                                                          ===============

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

       The following table summarizes the Company's total Notes Receivable portfolio at December 31:

                                                                              2001                2000
                                                                         ---------------     ---------------
        Total Notes Receivable portfolio............................     $    665,871        $    502,762
        Less:  Notes Receivable securitized.........................         (604,202)           (464,889)
                                                                         ---------------     ---------------
        Total Notes Receivable......................................           61,669              37,873
                                                                         ---------------     ---------------

        Less:  Deferred gross profit related to Notes Receivable....             (523)               (411)
        Less:  Allowance for doubtful accounts and sales returns on
            Notes Receivable........................................           (7,344)             (4,892)
                                                                         --------------      ---------------
        Notes Receivable, net                                            $     53,802        $     32,570
                                                                         ===============     ===============

Customers over 60 days past due on monthly payments are considered delinquent. Delinquent Notes Receivable represent 2.42% and 2.29% of the total Notes Receivable portfolio at December 31, 2001 and 2000, respectively.


The activity in the allowance for doubtful accounts and sales returns is as follows for the years ended December 31:

                                                                           2001              2000                1999
                                                                      --------------   ----------------    ---------------
        Balances at beginning of period.........................      $     40,292     $     29,087        $     20,935
        Provision for doubtful accounts and sales returns.......            38,886           27,015              21,407
        Notes Receivable charged-off and sales returns net of
            Vacation Credits recovered..........................           (25,840)         (16,061)            (13,515)
        Recoveries..............................................               447              251                 260
        Effect of foreign currency translation..................               (41)              --                  --
                                                                      --------------   ----------------    ---------------
        Balances at end of period...............................      $     53,744     $     40,292        $     29,087
                                                                      ==============   ================    ===============
        Allowance for doubtful accounts and sales returns on
            Notes Receivable....................................      $      7,344     $      4,892        $      5,487
        Allowance for doubtful accounts on residual interest in
            Notes Receivable securitized........................            46,400           35,400              23,600
                                                                      --------------   ----------------    ---------------
                                                                      $     53,744     $     40,292        $     29,087
                                                                      ==============   ================    ===============

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)



(4)  Sales of Notes Receivable and Residual Interest in Securitizations


During 2001, 2000, and 1999, the Company sold Notes Receivable through securitization transactions. In each transaction, the Company retained servicing responsibilities, interest rate differentials and subordinated interests. The Company receives annual servicing fees of between 1.0% and 1.75% of the outstanding balance of the Notes Receivable securitized and rights to future cash flows arising after the investors in the securitization trusts have received the return for which they contracted. The investors and the securitization trusts have no recourse to the Company's other assets for failure of debtors to pay when due. The Company's retained interests are subordinate to investors' interests.

On September 28, 2001, the Company increased its Receivables Warehouse Facility with Banc One to $175 million from $150 million. In conjunction with this amendment, Fleet Bank entered the agreement as a co-purchaser with Banc One, purchasing $75 million of the $175 million limit. At December 31, 2001, the amount of Notes Receivable outstanding under the facility was $83.6 million.

When the Company enters into a securitization transaction which provides for other than fair compensation for the related servicing of the Notes Receivable securitized, the Company records a servicing asset or liability. In connection with the Company's securitizations, the Company has recorded servicing liabilities which are measured by discounting the difference between the cash flows relating to the contractual servicing fee stipulated in the servicing agreement and the cash flows from the estimated fair value of the servicing activities, over the servicing period. For all periods presented, the Company has estimated the fair value compensation for its servicing activities to be 1.75% of the outstanding balance of the Notes Receivable securitized. The fair value was determined based on the Company's experience with servicing rates it has paid to other servicers from time to time and the nature of the servicing activities provided. The resulting servicing liability reduces the gain on sale of notes receivable. The future cash flow assumptions used to measure the servicing liability are the same as those used to measure the interest rate differential as disclosed below. The cash flow differentials are discounted at 8%. The carrying value, which approximates fair value, of the servicing liability at December 31, 2001 and 2000, was $7,397 and $5,211, respectively, which is included in accrued liabilities and is being amortized into income as services are performed.

In 2001 and 2000, the Company recognized pre-tax gains of $30,268 and $18,903, respectively, on the securitization of its Notes Receivable.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)




The composition of residual interest in securitizations, net is as follows at December 31:

                                                                                2001               2000
                                                                            --------------     --------------
        Gross Notes Receivable securitized............................      $    604,202       $     464,889
        Less:  Outstanding securitized borrowings.....................          (529,283)           (407,215)
                                                                            --------------     --------------
        Overcollateralization of  Notes Receivable securitized........            74,919              57,674
        Less:  Allowance for doubtful accounts on Notes Receivable
            securitized...............................................           (46,400)            (35,400)
        Less:  Deferred gross profit related to Notes Receivable
            securitized...............................................            (7,022)             (5,493)
        Add:  Fair value of interest rate differential................            74,236              52,043
                                                                            --------------     --------------
        Residual interest in securitizations, net.....................      $     95,733       $      68,824
                                                                            ==============     ==============


The following are the key assumptions used in 2001 and 2000 in measuring the fair value of the interest rate differential at the dates of the securitizations. During the third quarter of 2001, after performing a normal, timely review of its key assumptions, the Company adjusted its prepayment speed and default rate assumption used in calculating gains on sales of Notes Receivable and residual interest. The Company increased its weighted annual prepayment speed and default estimate to 10.6%, up from 9%, resulting in lower residual interest valuations. The increase in the weighted annual prepayment speed and default assumption did not significantly impact the Company's results of operations. The Receivables Warehouse Facility is the only securitization that has a variable interest rate.


                                                                                2001                  2000
                                                                         --------------------    ----------------
             Weighted-average  annual  prepayment  speed  and  expected
                 annual gross defaults                                         10.00%                   9.00%
             Weighted-average life (in years)                                   2.24                    2.35
             Residual cash flows discounted at                                 13.50%                  12.25%
             Weighted-average  interest rate on  Receivables  Warehouse
                 Facility                                                       6.16%                   7.95%

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)


During 2001 and 2000, the following cash flows relating to the Company's securitizations occurred:

                                                                              2001                 2000
                                                                         ----------------     ---------------
             Proceeds to the Company from:
                     New securitizations                                 $    215,045         $   174,500
                     Reinvested collections                              $     40,094         $    37,267
             Purchases of defaulted Notes Receivable                     $    (21,058)        $   (17,420)
             Cash received from residual interests                       $     57,207         $    52,212
             Servicing fees received                                     $      6,230         $     3,505


At December 31, 2001, the key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

                                                                                  2001
                                                                            -----------------
             Carrying amount/fair value of interest rate differential          $  74,236
             Weighted average life (in years)                                       2.06
             Weighted   prepayment   speed  and  expected  gross  defaults          10.5%
                 (annual rate)
                  Impact on fair value of 10% adverse change                   $  (1,241)
                  Impact on fair value of 20% adverse change                   $  (2,436)
             Residual cash flows discount rate (annual)                             13.5%
                  Impact on fair value of 10% adverse change                   $  (1,657)
                  Impact on fair value of 20% adverse change                   $  (3,254)
             Annual interest rate on Receivables Warehouse Facility                 5.95%
                  Impact on fair value of 10% adverse change                   $  (1,133)
                  Impact on fair value of 20% adverse change                   $  (2,247)


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

Actual and projected gross defaults for Notes Receivable securitized during 2001 were approximately 9.8% as of December 31, 2001. Actual and projected gross defaults for Notes Receivable securitized during 2000 were approximately 9.8% and 9.0% as of December 31, 2001 and 2000, respectively.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)


Information regarding delinquency and defaults for the year ended December 31, 2001 are as follows:

                                                      Principal         Principal amount
                                                      balance of         of notes 60 or
                                                        Notes            more days past      Notes Receivable
                                                      Receivable               due           charged-off, net
                                                    ---------------     ----------------    -------------------
       Total Notes Receivable portfolio             $  665,871         $   16,088             $  17,177
                                                                                            ===================
       Less:  Notes Receivable securitized             604,202             14,641
                                                    ---------------     ----------------
       Total Notes Receivable                       $   61,669         $    1,447
                                                    ===============     ================

Information regarding delinquency and defaults for the year ended December 31, 2000 are as follows:

                                                      Principal         Principal amount
                                                      balance of         of notes 60 or
                                                        Notes            more days past       Notes Receivable
                                                      Receivable               due           charged-off, net
                                                    ---------------     ----------------    -------------------
       Total Notes Receivable portfolio             $  502,762          $   11,528             $  11,147
                                                                                            ===================
       Less:  Notes Receivable securitized             464,889               6,393
                                                    ---------------     ----------------
       Total Notes Receivable                       $   37,873          $    5,135
                                                    ===============     ================

(5)  Property and Equipment

Property and equipment, net, consists of the following at December 31:

                                                                                    2001              2000
                                                                               ---------------   ----------------
               Land.......................................................     $      2,895      $      2,467
               Building and improvements..................................           25,159            16,745
               Equipment, furniture and fixtures..........................           17,135            10,263
               Leasehold improvements.....................................            6,672             3,726
               Construction in Progress...................................            2,201             2,574
                                                                               ---------------   ----------------
                                                                                     54,062            35,775
               Less accumulated depreciation and amortization.............           10,264             5,827
                                                                               ---------------   ----------------
                                                                               $     43,798      $     29,948
                                                                               ===============   ================

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

(6)  Deferred Gross Profit

The Company accounts for certain Upgrade sales on the installment method prior to satisfaction of minimum down payment requirements. Information for those transactions follows for the years ended December 31:

                                                                            2001               2000               1999
                                                                       ---------------    ---------------    ---------------
                  Gross sales value...............................     $     12,572       $      9,388       $      7,227
                                                                       ===============    ===============    ===============

                  Gross profit deferred...........................     $      6,739       $      5,094       $      3,597
                  Gross profit recognized.........................            5,098              3,463              3,178
                                                                       ---------------    ---------------    ---------------
                  Net gross profit deferred (recognized) during
                      period......................................     $      1,641       $      1,631       $        419
                                                                       ===============    ===============    ===============

Notes Receivable is presented net of deferred gross profit in the accompanying balance sheets. Such deferred amounts aggregated $523 and $411 at December 31, 2001 and 2000, respectively. Deferred gross profit associated with Notes Receivable securitized is netted against residual interest in the accompanying balance sheets and aggregated $7,022 and $5,493 at December 31, 2001 and 2000, respectively.

(7)  Debt

     (i) Credit Facility


The Company has an $85,000 revolving credit agreement (Agreement) with a group of banks which allows for borrowings in Australian dollars up to a maximum of $25 million U.S. dollar equivalent. The Agreement provides for borrowings at either a reference rate or at LIBOR rates plus the applicable margin for the level of borrowings outstanding. The Agreement also requires a quarterly commitment fee of 0.30% to 0.50% based on the usage level of the total commitment. Available borrowings under the Agreement are subject to a borrowing base which is a percentage of Notes Receivable and inventory, including property under development, and are secured by a first mortgage on the MountainStar property. The Agreement expires on August 14, 2003. Borrowings outstanding under the Agreement at December 31, 2001 and 2000, were $74,318 and $48,441, respectively at weighted average interest rates of 4.43% and 8.48% at December 31, 2001 and 2000, respectively.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

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

Maturities of the Note Payable to Parent at December 31, 2001, are as follows:

                           2002                              $    8,865
                           2003                                   4,433
                                                             ------------
                           Total                             $   13,298
                                                             ============
     (iii) Mortgage Payable

On November 21, 2000, the Company closed a ten-year mortgage payable secured by its corporate headquarters building. The mortgage carries an interest rate of 8.29%, with monthly interest and principal payments due starting January 1, 2001. Maturities of the Mortgage Payable at December 31, 2001, are as follows:

                           2002                              $       80
                           2003                                      93
                           2004                                      98
                           2005                                     109
                           2006                                     119
                           Thereafter                            11,117
                                                             ------------
                           Total                             $   11,616
                                                             ============
     (8) Income Taxes

The provision for income taxes consist of the following for the years ended December 31:

                                                              2001               2000               1999
                                                         ---------------    ---------------    ---------------
                Current
                    Federal.........................     $     24,449       $     22,630       $     18,988
                    State...........................            2,100              3,930              2,526
                    Tax effect of employee stock
                      option exercises..............            1,077                 --                 --
                    Foreign.........................            2,411                391                 --
                                                         ---------------    ---------------    ---------------
                Total current.......................           30,037             26,951             21,514
                                                         ---------------    ---------------    ---------------
                Deferred
                    Federal.........................            2,538                326                299
                    State...........................              140                171                445
                    Foreign.........................             (504)              (207)                --
                                                         ---------------    ---------------    ---------------
                Total deferred.....................             2,174                290                744
                                                         ---------------    ---------------    ---------------

                           Total....................     $     32,211       $     27,241       $     22,258
                                                         ===============    ===============    ===============

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at December 31:

                                                                                2001               2000
                                                                           ----------------   ----------------
                Deferred tax assets:
                    Allowance for doubtful accounts on Notes Receivable    $        966       $      1,212
                    Contract servicing liability arising from Notes
                      Receivable securitized..........................            2,782              2,025
                    Other.............................................            1,114                955
                                                                           ----------------   ----------------
                           Total deferred tax assets..................            4,862              4,192
                                                                           ----------------   ----------------
                Deferred tax liabilities:

                    Residual interest in securitizations, net.........            3,053              2,229
                    Property and equipment............................            1,603              1,186
                    Other assets......................................            1,316                 --
                    Other.............................................            1,140              1,107
                                                                           ----------------   ----------------

                           Total deferred tax liabilities.............            7,112              4,522
                                                                           ----------------   ----------------
                           Net deferred tax liabilities...............     $     (2,250)      $       (330)
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

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

Income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 35% to pretax income as a result of the following for the years ended December 31:

                                                                          2001              2000               1999
                                                                     ---------------   ----------------   ----------------
               Income tax at Federal statutory rate................       35.0%             35.0%              35.0%
               State tax, net of Federal benefit...................        2.3               3.8                3.4
               Other...............................................       (0.5)              0.1                0.6
                                                                     ---------------   ----------------   ----------------
                                                                          36.8%             38.9%              39.0%
                                                                     ===============   ================   ================

The Company had $6,185, $(895), and $0 of pre-tax income (losses) from foreign operations for the years ended December 31, 2001, 2000, and 1999, respectively.

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

(9)  401(k) Plan

The Company sponsors a 401(k) plan covering all Trendwest employees. Company contributions totaled $4,995, $3,792, and $2,708 for the years ended December 31, 2001, 2000, and 1999, respectively.

(10) Employee Stock Purchase Plan

In July, 1999, the Shareholders of the Company approved the 1999 Employee Stock Purchase Plan (Plan). The Plan allows employees to purchase up to two thousand five hundred dollars worth of the Company's common stock at a 15% discount from the market price on the last business day of a quarter. There is no lookback provision for determining market value. Under the Plan, the Company issued 39,808, 76,320 and 39,114 shares of common stock during the years ended December 31, 2001, 2000, and 1999 respectively. The 15% discount from the market price is considered compensation expense for SFAS No. 123 disclosure purposes only and is included in the SFAS No. 123 disclosures in note 12.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)



(11) Derivative Financial Instruments

During January 2001, the Company entered into two foreign exchange contracts to manage the Company's exposure to foreign exchange rate risk associated with the development of a resort property in Canada. The foreign exchange purchase contracts had notional amounts of $2,081 CDN at a rate of $1.4955 CDN/US which was settled on July 3, 2001 and $16,919 CDN at a rate of $1.4905 CDN/US to be settled on September 30, 2002 corresponding to the anticipated dates of payments on the resort development. The foreign exchange contracts have been designated as cash flow hedges and accordingly in 2001 the Company has recognized $444 of unrealized losses, net of $267 tax effect, in other comprehensive income representing the change in the fair value of the effective portion of the hedge. The related liability for the losses of $711 is included in accrued liabilities. Changes in the fair value of the ineffective portion of the hedge were immaterial in 2001. The unrealized gains or losses resulting from the foreign exchange contracts will be reclassified into earnings once the Vacation Credits associated with the resort property under development are sold and the related costs are recognized in earnings.

No derivative financial instruments were outstanding at December 31, 2000.

(12) Stock Option Plan

In 1997, the Board of Directors approved the adoption of an incentive stock option plan providing for the award of incentive stock options to employees of the Company at the discretion of the Board of Directors. Under the plan, on the date of grant, the exercise price of the option must be at least equal to the market value of the underlying common stock. The plan provides for grants up to 10% of the Company's outstanding shares (3,809,459 at December 31, 2001). Stock options vest ratably over five years and expire three years after becoming fully vested.

The following table summarizes stock option activity:

                                                                                                 Weighted
                                                                          Number of              average
                                                                           Shares             exercise price
                                                                      ------------------     -----------------
                    Balance at December 31, 1998.................        1,361,250           $      10.61
                    Granted......................................          348,750                   9.45
                    Expired or canceled..........................          (97,875)                 10.52
                                                                      ------------------     -----------------

                    Balance at December 31, 1999.................        1,612,125           $      10.37
                    Granted......................................          454,500                  10.91
                    Exercised....................................           (4,950)                  5.87
                    Expired or canceled..........................          (51,975)                 10.67
                                                                      ------------------     -----------------

                    Balance at December 31, 2000.................        2,009,700           $      10.49
                    Granted......................................          350,325                  25.08
                    Exercised....................................         (408,900)                 11.56
                    Expired or canceled..........................          (28,350)                 10.39
                                                                      ------------------     -----------------

                    Balance at December 31, 2001.................        1,922,775           $      12.92
                                                                      ==================     =================


                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)


The following table summarizes information about stock options outstanding under the Company's stock option plan at December 31, 2001:

                                                  Options outstanding                                Options exercisable
                             --------------------------------------------------------------   ----------------------------------
                                                Weighted-average
                                                    remaining            Weighted-average                     Weighted-average
      Range of exercise          Number         contractual life          exercise price         Number        exercise price
           prices             outstanding           (in years)              per share          exercisable        per share
   ------------------------  ---------------  ----------------------    -------------------   --------------  ------------------
          $5.05 - $10.10          526,875              5.49                    $8.05              193,200             $7.53
         $10.31 - $11.05          371,925              6.94                   $11.04               72,225            $11.05
         $11.95 - $11.95          672,975              3.81                   $11.95              486,450            $11.95
         $16.00 - $25.20          351,000              7.96                   $25.08                   --                --
   ------------------------  ---------------  ----------------------    -------------------   --------------  ------------------
          $5.05 - $25.20        1,922,775              5.63                   $12.92              751,875            $10.73

At December 31, 2001, 2000, and 1999, exercisable options of 751,875, 750,375 and 454,275, respectively, were outstanding at weighted average exercise prices of $10.73, $10.88, and $11.21 per share, respectively.


The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized in the accompanying financial statements as all options were granted with exercise prices equal to the fair market value of the underlying common stock on the grant date. Had the Company determined compensation cost based on the fair value of the options on the grant date under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below. For disclosure purposes, the Company recognizes compensation expense related to employee stock options on a straight-line basis.

                                                                                     Year ended December 31,
                                                                        ---------------------------------------------------
                                                                             2001              2000              1999
                                                                        ---------------   ----------------   --------------
                Net income, as reported...............................  $    55,202       $    42,859        $    34,873
                Net income, pro forma.................................       52,952            41,047             33,511

                Basic EPS, as reported................................        1.46              1.13               0.90
                Diluted EPS, as reported..............................        1.43              1.12               0.90

                Basic EPS, pro forma..................................        1.40              1.08               0.87
                Diluted EPS, pro forma................................        1.37              1.08               0.87


                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)


The fair value of the options granted is estimated on the date of grant using the Black-Scholes method with the following weighted average assumptions used:

                                                                                       Year ended December 31,
                                                                            -----------------------------------------------
                                                                                 2001             2000            1999
                                                                            ---------------  ---------------   ------------
                Annual dividend yield.....................................       0.0%             0.0%             0.0%
                Volatility................................................      58.0%            50.9%            54.3%
                Risk free interest rate...................................       4.9%             5.2%             5.8%
                Expected life ............................................     6.5 years        6 years          6 years

The weighted average grant date fair value per share of options granted during the years ended December 31, 2001, 2000, and 1999 were $15.29, $5.97, and $5.47, respectively.

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

Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments are set forth below at December 31:

                                                                          2001                              2000
                                                            ---------------------------------   ------------------------------
                                                              Carrying       Estimated fair       Carrying       Estimated
                                                                value             value            value         fair value
                                                            --------------   ----------------   -------------  ---------------
      Financial assets:
         Cash...................................   (a)      $        821     $        821       $        404   $        404
         Restricted cash........................   (a)             8,838            8,838              7,201          7,201
         Notes Receivable, net..................   (a)            54,325           54,325             32,981         32,981
         Residual interest in securitizations, net (b)           102,755          102,755             74,317         74,317

      Financial liabilities:
         Due to Parent and Affiliate............   (c)            11,653           11,653                419            419
         Borrowings under bank line of credit...   (c)            74,318           74,318             48,441         48,441
         Mortgage payable.......................   (d)            11,616           11,616             11,696         11,696
         Note payable to Parent.................   (d)            13,298           13,298             17,731         17,731
         Foreign exchange contract..............                     711              711                 --             --

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

(a) The carrying value, prior to consideration of deferred gross profit in the case of Notes Receivable, is considered to be a reasonable estimate of fair value.


(b) The fair value of the overcollaterization component is determined to approximate the carrying value after the allowance for doubtful accounts on Notes Receivable securitized and before deferred gross profit. The fair value of the interest rate differential component is determined using estimated discounted future cash flows taking into consideration anticipated prepayment and default rates as follows:

                                                                              2001              2000
                                                                         ---------------   ---------------
                           Discount rate...............................        13.5%            13.5%
                          Weighted annual prepayment speed and
                               expected default rate...................        10.5%             9.0%


(c) The carrying value of the due to Parent approximates fair value due to the variable interest rates charged on the borrowings. The carrying value of the due to Affiliate approximates fair value due to its short-term nature.

(d) The carrying value reported approximates the fair value because the interest rates charged on these obligations approximates the market rate of interest for similar types of borrowings.

Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future cash flows and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(14) Related Party Transactions

     WorldMark

         (i) Management Contract

The Company manages the resort properties transferred to WorldMark under the terms of a management agreement which is subject to annual approval by the owners. Under the terms of the management agreement, the Company receives a management fee equal to the lesser of 15% of WorldMark's budgeted expenditures or the full net profit of WorldMark and is reimbursed for certain expenses. In addition, the Company is responsible for paying annual dues on Vacation Credits which it owns prior to their sale to customers and reimburses WorldMark for delinquent dues on canceled memberships in order to reacquire Vacation Credits securing defaulted Notes Receivable. The managed operations of WorldMark are not consolidated in the accompanying financial statements as the Company does not exercise voting control over WorldMark and the terms of the management agreement do not result in the Company having a controlling financial interest in WorldMark.

WorldMark has programs whereby an Owner can use his or her Vacation Credits toward other vacation options such as package tours and cruises. Trendwest purchases the vacation packages on behalf of

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

WorldMark and is subsequently reimbursed. WorldMark provides the owner with the package in exchange for the owner's Vacation Credits plus cash, if necessary. The Vacation Credits are deposited into a pool of credits. The pool of credits is available to the Company for a fee of $0.07 per credit or for one-time use to owners for a fee of $0.08 per credit paid to WorldMark. Trendwest utilizes these Vacation Credits in certain marketing programs. The Company also pays various salaries and other costs on behalf of WorldMark and is subsequently reimbursed. The Company does not recognize any revenues related to these reimbursement transactions with WorldMark. A summary of these transactions for the years ended December 31 follows:


                                                                                  2001             2000             1999
                                                                              -------------    -------------    -------------
           Management fee income recognized by Trendwest..............        $      3,170     $      3,877     $      2,972
           Dues expense incurred by Trendwest.........................               1,735            1,008            1,376
           Delinquent dues expense incurred by Trendwest..............               1,497              940              727
           Salaries and benefits reimbursed by WorldMark.............. (a)           1,848            6,208           10,417
           Travel packages reimbursed by WorldMark....................               1,130              430              --
           One-time use credits purchased by Trendwest................               2,464            1,282              --
           Other expenses reimbursed by WorldMark..................... (b)           2,560              933              763

(a)  WorldMark began funding its own payroll and taxes during 2001.

(b) Other reimbursed expenses increased during 2001 due to leasing of office space from the Company and payment of dues statement preparation and related costs.


     (ii) Financial Information (Unaudited)

A summary of financial information for WorldMark as of and for the years ended December 31, 2001 and 2000 is as follows:

                                                                                          2001               2000
                                                                                     ----------------   ----------------
          Cash and investment securities........................................     $     20,058       $     16,772
          Member dues receivable................................................           33,065             24,378
          Other assets..........................................................            6,402              5,302
                                                                                     ----------------   ----------------
                   Total assets.................................................           59,525             46,452
                                                                                     ----------------   ----------------

          Deferred revenue......................................................           35,911             27,432
          Other liabilities.....................................................            4,677              2,992
                                                                                     ----------------   ----------------
                   Total liabilities............................................           40,588             30,424
                                                                                     ----------------   ----------------
                   Net assets...................................................     $     18,937       $     16,028
                                                                                     ================   ================

          Annual member assessments.............................................     $     48,041       $     36,560
                                                                                     ================   ================
          Condominiums owned, at Developers' unamortized historical cost........     $    416,957       $    301,436
                                                                                     ================   ================


                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

WorldMark maintains a reserve for replacement costs of depreciable assets. Such reserves at December 31, 2001 and 2000, were $18,937 and $16,028, respectively.

WorldMark South Pacific

The Company manages the resort properties transferred to WorldMark South Pacific through its subsidiary Trendwest South Pacific under the terms of a management agreement that is subject to renewal every five years starting in 2005. Under the terms of the management agreement, the Company receives a management fee equal to 15% of WorldMark South Pacific's expenditures (excluding the management fee). In addition, the Company is responsible for paying annual dues on Vacation Credits that it owns prior to their sale to customers and reimburses WorldMark South Pacific for delinquent dues on canceled memberships in order to reacquire Vacation Credits securing defaulted Notes Receivable. The managed operations of WorldMark South Pacific are not consolidated in the accompanying financial statements as the Company does not exercise voting control over WorldMark South Pacific and the terms of the management agreement do not result in the Company having a controlling financial interest in WorldMark South Pacific. A summary of these transactions for the years ended December 31 follows:

                                                                                 2001             2000
                                                                            -------------    --------------

             Management fee income recognized by Trendwest............       $       185     $       47
             Dues expense incurred by Trendwest.......................               243            279


WorldMark South Pacific maintains a reserve for replacement costs of depreciable assets. Such reserves at December 31, 2001 and 2000 were $191 and $49, respectively.

Parent

The Company has an open revolving credit line with its Parent to meet operating needs and invest excess funds. The credit line is $10 million and is payable on demand. It bears interest at the prime rate plus 1% per annum (5.75% and 10.50% at December 31, 2001 and 2000, respectively). Outstanding borrowings under this credit agreement were $7,129 and $419 at December 31, 2001 and 2000, respectively. The Company periodically lends excess funds to the Parent at the prime rate minus 2% (2.75% and 7.50% at December 31, 2001 and 2000, respectively). There were no outstanding lendings under this agreement at December 31, 2001 and 2000.

The Company also reimburses the Parent its share of insurance expenses. A summary of these transactions follows for the years ended December 31:

                                                                    2001               2000               1999
                                                               ----------------   ----------------   ----------------
                   Interest expense incurred by Trendwest.     $        284       $         44       $         31
                   Interest income recognized by Trendwest               --                114                129
                   Insurance expense incurred by Trendwest            7,424              5,224              3,927


                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

Affiliate

On September 28, 2001, the Company entered into an agreement with Eagle Crest, Inc. (Eagle Crest) and Running Y Resort, Inc. (Running Y) (collectively
Affiliate), wholly-owned subsidiaries of Parent, to acquire $12,138 of Notes Receivable at Affiliate's historical cost of face value plus accrued interest in exchange for a cash payment of $8,625 and a $3,513 promissory note. The promissory note is non-interest bearing, payable in equal monthly installments, and is due in full on the earlier of September 28, 2002 or the closing date of the Company's next securitization transaction following the acquisition date. Under the agreement, any remaining principal balance on Notes Receivable acquired from Affiliate which default reduce the outstanding amount owed by the Company under the promissory note.

In addition, the Company acquired land from Affiliate for future development in McCall, Idaho, in exchange for a non-interest bearing promissory note of $1,293. This note matures on the earlier of September 28, 2003, or commencement of construction on the property by the Company.

At December 31, 2001, the total amount due to Affiliate was $4,524.

In conjunction with the above transactions, Affiliate entered into an agreement with the Company and WorldMark to transfer all of its developed unsold resort properties to WorldMark in exchange for the right to sell WorldMark Vacation Credits equal to the credit value of the properties. The Company agreed to purchase Notes Receivable resulting from the subsequent sale of Vacation Credits by Affiliate at face value. Affiliate will refund to the Company any remaining principal balance on Notes Receivable purchased from Affiliate that default. Additionally, the Company receives a fee from Affiliate for each Vacation Credit sale made by Affiliate and must pay a commission fee to Affiliate for any Upgrades of Vacation Credit sales originated by Affiliate. Through 1999, the Company acquired certain Notes Receivable from Affiliate under a similar agreement which expired in 1999.

The following is a summary of the transactions with Affiliate for the years ended December 31:

                                                                    2001               2000               1999
                                                               ----------------   ----------------   ----------------
                   Notes Receivable purchased from
                     Affiliate............................     $     17,785       $         --       $        650
                   Transaction fees received from Affiliate             222                 --                 --
                   Upgrade commissions paid to Affiliate..              186                 --                 --

(15) MountainStar Development

The Company is developing a resort in central Washington state known as MountainStar. Prior to June 2000, the Parent owned the land and the Company was acting as the developer. In June of 2000, the

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

Company acquired the MountainStar development from its Parent. The purchase price was $47,600, consisting of $25,000 in cash, a $17,731 unsecured note payable to Parent and the settlement by the Company of a $4,869 intercompany receivable from Parent. The excess of the purchase price over Parent's historical cost was treated as a non-cash reduction to retained earnings due to the accounting requirement to use historical cost on such a transfer from a controlling shareholder. The Company recorded the asset at Parent's historical cost of $44,300; the excess $3,300 of the purchase price over this amount reduced retained earnings. The cash payment was funded primarily through the Company's existing credit facilities.

The property is located approximately 80 miles east of Seattle, Washington. The Company plans to develop the property as two separate projects: the MountainStar Master Planned Resort (MPR) and the City of Cle Elum Urban Growth Area (UGA).

Plans for the 6,300-acre MPR include at least two golf courses, numerous recreational amenities and 3,785 dwelling units including two lodges, condominiums, cabins and vacation homes. The MPR land use plan has been approved by Kittitas County and all appeals have been settled. The Company is also working on several strategies to provide adequate water to develop the proposed projects. There can be no assurance that these strategies will be successful. If the Company is unable to achieve its objectives with regards to water rights, the actual development of the MPR could be materially different than outlined above.

The 1,100-acre UGA is planned as a mixed-use development including a primary home community with single family homes, condominiums, an office park, a golf course, and apartment units. The City of Cle Elum is scheduled to release the Final Environmental Impact Statement in Spring 2002. The City of Cle Elum is the lead agency for land use decisions in the UGA. If the Company is not successful in obtaining the desired entitlements for the UGA, the final development of the property could be materially different than outlined above.

The Company does not anticipate generating revenue from either project during 2002.

(16) Commitments and Contingencies

Purchase Commitments

The Company routinely enters into cancelable purchase agreements with various parties to acquire and build resort properties. At December 31, 2001, the Company has outstanding purchase commitments of $136,305 related to properties under development. Anticipated future payments under the purchase agreements are as follows for the years ending December 31:


                           2002                              $   66,190
                           2003                                  70,115
                                                             ------------
                           Total                             $  136,305
                                                             ============

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)


Surety and Performance Bonds

The  Company  utilizes  surety  and  performance   bonds  in  developing  resort
properties. As of December 31, 2001, there were $4,625 in surety bonds outstanding.

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

Lease Commitments

The Company has various operating lease agreements, primarily for sales offices. These obligations generally have remaining noncancelable terms of five years or less. Future minimum lease payments are as follows for the years ending December 31:

                               2002..........................  $ 8,210
                               2003..........................    7,247
                               2004..........................    6,771
                               2005..........................    5,034
                               2006..........................    2,628
                               Thereafter....................      617

Rental expense amounted to $8,526, $5,925, and $4,225 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

The following tables summarize the segment activity of the Company:

                                                                                                         Segment
       Year ended December 31, 2001:                       Sales          Finance         Other           Total
                                                         -----------     -----------    -----------    -------------
       External revenue...........................       $  406,137      $    5,282     $   4,607      $   416,026
       Interest revenue - net.....................               --           6,238            --            6,238
       Interest revenue-intersegment..............               --           7,243            --            7,243
       Intersegment revenue.......................               --           1,446            --            1,446
                                                         -----------     -----------    -----------    -------------
                Segment revenue...................       $  406,137      $   20,209     $   4,607      $   430,953

       Segment profit.............................       $   62,927      $   13,154     $   3,019      $    79,100

       Significant non-cash items:

       Provision for doubtful accounts and sales
         returns..................................       $   38,886      $       --     $       --     $     38,886

                                                                                                           Segment
       Year ended December 31, 2000:                       Sales          Finance         Other             Total
                                                         -----------     -----------    -----------      -------------
       External revenue...........................       $  293,130      $    3,943     $   4,763        $  301,836
       Interest revenue - net.....................               --           4,373            --             4,373
       Interest revenue-intersegment..............               --           6,712            --             6,712
       Intersegment revenue.......................               --           1,933            --             1,933
                                                         -----------     -----------    -----------      -------------
                Segment revenue...................       $  293,130      $   16,961     $   4,763        $  314,854
       Segment profit.............................       $   53,026      $   11,036     $   3,004        $   67,066

       Significant non-cash items:

       Provision for doubtful accounts and sales
         returns..................................       $   27,015      $       --     $      --        $   27,015


                                                                                                           Segment
       Year ended December 31, 1999:                       Sales          Finance         Other             Total
                                                         -----------     -----------    -----------      -------------
       External revenue...........................       $  234,315      $    4,463     $   3,710        $   242,488
       Interest revenue - net.....................               --           5,552            --              5,552
       Interest revenue-intersegment..............               --           3,839            --              3,839
       Intersegment revenue.......................               --           1,605            --              1,605
                                                         -----------     -----------    -----------      -------------
                Segment revenue...................       $  234,315      $   15,459     $   3,710        $   253,484

       Segment profit.............................       $   40,035      $   10,890     $   2,054        $    52,979

       Significant non-cash items:
       Provision for doubtful accounts and sales
         returns..................................       $   21,407      $       --     $      --        $    21,407
       Gain on sale of property and equipment.....       $       --      $      869     $      --        $       869


                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (Continued)

                        December 31, 2001, 2000, and 1999

                          (dollar amounts in thousands)

The following table provides a reconciliation of segment revenues and profits to the consolidated amounts:

                                                                             Year ended December 31,
                                                                    2001               2000              1999
                                                                -------------       ------------    ---------------

                                                                -------------       ------------    ---------------
             Segment revenue..............................      $   430,953         $   314,854     $   253,484
             Interest expense reported net of capitalized

                 interest.................................              591                 479             442
             Elimination of intersegment revenue .........           (8,689)             (8,645)         (5,444)
             Finance subsidiaries revenue ................           46,313              30,950          25,644

                                                                -------------       ------------    ---------------
                    Consolidated revenue..................      $   469,168         $   337,638     $   274,126
                                                                =============       ============    ===============

             Segment profit...............................      $    79,100         $    67,066     $    52,979
             Corporate overhead not included in segment
                 reporting................................          (29,712)            (18,983)        (15,091)
             Finance subsidiaries profit .................           38,025              22,017          19,243
                                                                -------------       ------------    ---------------
                    Consolidated pre-tax income...........      $    87,413         $    70,100     $    57,131
                                                                =============       ============    ===============

The Company's revenue from external customers derived from sales within the United States totaled $376,642, $287,795, and $234,665 for the years ended December 31, 2001, 2000, and 1999, respectively. Revenue from external customers derived from sales in all foreign countries, primarily Australia, totaled $29,495, $5,335, and $0 for the years ended December 31, 2001, 2000, and 1999, respectively. Revenue from external customers is attributed to countries based on the location where the sale was made. Substantially all of the Company's long-lived assets are located within the United States. The net assets of foreign operations totaled $9,964 and $6,140 at December 31, 2001 and 2000, respectively.

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following documents are filed as part of this report:

     Exhibit
     Number        Description
     3.1           Amended and Restated Articles of Incorporation of Trendwest Resorts, Inc. (12)
     3.2           Amended and Restated Bylaws of Trendwest Resorts, Inc. (12)
     10.1          Receivables  Purchase Agreement among Trendwest Resorts,  Inc. and TW Holdings II, Inc. and TW Holdings
                   III, Inc. and TRI Funding IV, Inc. dated as of November 1, 2000. (1)
     10.2          Receivables  Purchase  Agreement  among Trendwest  Resorts,  Inc., TW Holdings III, Inc., Sage Systems,
                   Inc. International Securitization Corporation and Bank One, NA dated as of January 7, 2000. (3)
     10.3          Receivables  Sale  Agreement  between  Trendwest  Resorts,  Inc. and TW Holdings III, Inc.  dated as of
                   January 7, 2000. (3)
     10.4          Receivables  Purchase  Agreement  among  Trendwest  Resorts,  Inc.,  TRI Funding II, Inc.,  TRI Funding
                   Company I, LLC, TW Holdings,  Inc., TW Holdings II, Inc.,  and TRI Funding III, Inc. dated as of August
                   1, 1999. (6)
     10.5          Receivable  Sale Agreement  between  Trendwest  Resorts,  Inc. and TW Holdings II dated as of April 15,
                   1999. (7)
     10.6          Receivables  Purchase  Agreement  among  Trendwest  Resorts,  Inc., TRI Funding  Company I, L.L.C.,  TW
                   Holdings Inc. and Trendwest Funding II, Inc., dated as of March 1, 1998. (10)
     10.7          Receivables Purchase Agreement among Trendwest Resorts,  Inc., TW Holdings,  Inc. and Trendwest Funding
                   I, Inc., dated as of March 1, 1996. (12)
    *10.8          Second  Amendment  dated  March 7,  2001 to Credit  Agreement  between  Trendwest  Resorts,  Inc.,  and
                   Trendwest  South Pacific PTY.  Ltd., as the  Borrowers,  the lenders named  therein,  KeyBank  National
                   Association,  as lead arranger and  administrative  agent and as the letter of credit  issuing  lender,
                   Bank One, NA, as syndication agent and Australian lender dated as of August 14, 2000.
    *10.9          First  Amendment  dated January 19, 2001 to Credit  Agreement  between  Trendwest  Resorts,  Inc.,  and
                   Trendwest  South Pacific PTY.  Ltd., as the  Borrowers,  the lenders named  therein,  KeyBank  National
                   Association,  as lead arranger and  administrative  agent and as the letter of credit  issuing  lender,
                   Bank One, NA, as syndication agent and Australian lender dated as of August 14, 2000.
     10.10         Credit  Agreement  between  Trendwest  Resorts,  Inc.,  and Trendwest  South Pacific PTY.  Ltd., as the
                   Borrowers,   the  lenders  named  therein,   KeyBank  National   Association,   as  lead  arranger  and
                   administrative  agent and as the letter of credit issuing  lender,  Bank One, NA, as syndication  agent and Australian lender dated as of August 14, 2000. (2)
     10.11         Servicing  Agreement  among TRI  Funding  IV,  Inc.,  Trendwest  Resorts,  Inc.  and Wells  Fargo  Bank
                   Minnesota, National Association dated as of November 1, 2000. (1)
     10.12         Indenture Among TRI Funding IV, Inc., Trendwest Resorts, Inc. and Wells Fargo Bank Minnesota,  National
                   Association dated as of November 1, 2000. (1)
     10.13         Indenture among  Trendwest  Resorts,  Inc., TRI Funding III, Inc. and Norwest Bank Minnesota,  National
                   Association dated as of August 1, 1999. (6)
     10.14         Trust  Indenture  between  Trendwest  Resorts,  Inc., TW Holdings II, Sages Systems,  Inc., and LaSalle
                   National Bank dated as of April 15, 1999. (7)
     10.15         Series  1998-1  Supplement  dated as of March 1,  1998 to  Indenture  among  Trendwest  Resorts,  Inc.,
                   Trendwest Funding II, Inc. and LaSalle National Bank dated as of March 1, 1998. (10)
     10.16         Indenture among Trendwest  Resorts,  Inc., TRI Funding II, Inc. and LaSalle  National Bank, dated as of
                   March 1, 1998. (10)
     10.17         Indenture  among Trendwest  Resorts,  Inc., TRI Funding  Company I, L.L.C.  and LaSalle  National Bank,
                   dated as of March 1, 1996. (12)
     10.18         Purchase Agreement between TRI Funding III, Inc., and Prudential  Securities  Incorporated dated August
                   18, 1999. (6)
     10.19         Purchase  and Sale  Agreement  between  Trendwest  Resorts,  Inc.,  Trendwest  Funding II, Inc. and TRI
                   Funding II, Inc. (10)
     10.20         Purchase and Sale Agreement among Trendwest  Resorts,  Inc.,  Trendwest Funding I, Inc., TWH Funding I,
                   Inc. and TRI Funding Company I, L.L.C., dated March 1, 1996. (12)
     10.21         Management  Agreement (Fourth Amended) between Trendwest Resorts,  Inc. and WorldMark,  the Club, dated
                   September 30, 1994. (12)
     10.22         Stock Purchase  Agreement among JELD-WEN,  inc.,  Trendwest Resorts,  Inc., and Trendwest  Investments,
                   Inc. dated as of June 12, 2000. (4)
     10.23         Form of Promissory Note relating to Stock Purchase Agreement among JELD-WEN,  inc.,  Trendwest Resorts,
                   Inc., and Trendwest Investments, Inc. dated as of June 12, 2000. (4)
    *10.24         Receivables Purchase Agreement Among Trendwest Resorts,  Inc. and TW Holdings III, Inc. and TRI Funding
                   V, Inc. Dated as of August 1, 2001
    *10.25         Servicing  Agreement  Among TRI  Funding V, Inc.  and  Trendwest  Resorts,  Inc.  and Wells  Fargo Bank
                   Minnesota, National Association Dated as of August 1, 2001



    *10.26         Indenture  Among TRI Funding V, Inc.  And  Trendwest  Resorts,  Inc.  and Wells  Fargo Bank  Minnesota,
                   National Association Dated as of August 1, 2001
    *10.27         Receivables  Purchase Agreement Among Trendwest Resorts,  Inc., TW Holdings III, Inc., Wells Fargo Bank
                   Minnesota,  Jupiter Securitization  Corporation,  Blue Keel Funding, LLC, Fleet Securities,  Inc., Bank
                   One, NA, and Bank One Trust Company Dated as of September 28, 2001
    *10.28         Receivables  Sales  Agreement  Among  Trendwest  Resorts,  Inc. and TW Holdings III,  Inc.  Dated as of
                   September 28, 2001
    *10.29         Receivables Transfer Agreement Among Trendwest Resorts,  Inc., Eagle Crest, Inc., and Running Y Resort,
                   Inc. Dated as of September 28, 2001
    *10.30         Acquisition  Agreement dated as of May 4, 2001 by and among EAGLE CREST,  INC., an Oregon  corporation,
                   RUNNING Y RESORT,  INC.,  an Oregon  corporation  and EAGLE CREST  VACATION  CLUB,  a nonprofit  Oregon corporation and TRENDWEST RESORTS,  INC., an Oregon  corporation and WORLDMARK,  THE CLUB, a California nonprofit mutual benefit corporation.
    *10.31         WORLDMARK MARKETING AGREEMENT dated as of May 4, 2001, by and among TRENDWEST RESORTS,  INC., an Oregon corporation,  EAGLE  CREST,  INC.,  an  Oregon  corporation,  and  RUNNING Y  RESORT,  INC.,  an Oregon corporation
     10.32         Trendwest Resorts, Inc. 1999 Employee Stock Purchase Plan. (8)
     10.33         Trendwest Resorts, Inc. 1997 Employee Stock Option Plan (12)
     10.34         Form of Employment Agreement between William F. Peare and Trendwest Resorts, Inc. (12)
     10.35         Form of Employment Agreement between Jeffery P. Sites and Trendwest Resorts, Inc. (12)
    *10.36         Form of Indemnity Agreement between Registrant and its directors
     11            Statement re  Computation of Per Share  Earnings ( see Note 1 to the financial  statements  included in this Form 10-K)
    *21            List of Subsidiaries of the Registrant
    *23.1          Consent of KPMG LLP

*    Filed  herewith.

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed March 30, 2001.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, filed on November 13, 2000.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, filed on May 12, 2000.

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 22, 2000.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed March 30, 2000.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 12, 1999.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed on August 10, 1999.

(8) Incorporated by reference to the Company's Registration Statement on Form S-8, filed on July 1, 1999.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed August 14, 1998.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed May 15, 1998.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

(12) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26861).

   ____________________________________________________________________________

(b) Reports on Form 8-K

FORM 8-K dated September 26, 2001 on Item 7: Financial Statements, Pro Forma Financial Information and Exhibits, relating to agreement with RIDGE, a local citizens group, settling the dispute over a Master Planned Resort in Upper Kittitas County in Washington State (site of future MountainStar resort).



FORM 8-K dated December 19, 2001 on Item 9: Regulation FD Disclosure. The Company announced its projected fourth quarter 2001 financial results and its 2002 projections.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Trendwest Resorts, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on March 29, 2002.

                                       TRENDWEST RESORTS, INC.

                                       By:   /s/  JEFFERY P. SITES
                                          -------------------------------------
                                            Jeffery P. Sites
                                            Executive Vice President


          /s/           WILLIAM F. PEARE                           President, Chief Executive Officer     March 29, 2002
---------------------------------------------------------------
                        William F. Peare                                      and Director
                                                                      (Principal Executive Officer)

          /s/           JEFFERY P. SITES                                Executive Vice President,         March 29, 2002
---------------------------------------------------------------
                        Jeffery P. Sites                               Chief Operating Officer and
                                                                                Director

           /s/          TIMOTHY P. O'NEIL                               Vice President, Treasurer         March 29, 2002
---------------------------------------------------------------
                       Timothy P. O'Neil                               and Chief Financial Officer
                                                                      (Principal Financial Officer)
                                                                     (Principal Accounting Officer)

           /s/           JEROL E. ANDRES                                        Director                  March 29, 2002
---------------------------------------------------------------
                        Jerol E. Andres


           /s/          HARRY L. DEMOREST                                       Director                  March 29, 2002
---------------------------------------------------------------
                       Harry L. Demorest


           /s/         MIICHAEL P. HOLLERN                                      Director                  March 29, 2002
---------------------------------------------------------------
                       Michael P. Hollern


          /s/         DOUGLAS P. KINTZINGER                                     Director                  March 29, 2002
---------------------------------------------------------------
                     Douglas P. Kintzinger


           /s/           LINDA M. TUBBS                                         Director                  March 29, 2002
---------------------------------------------------------------
                         Linda M. Tubbs


          /s/           RODERICK C. WENDT                                       Director                  March 29, 2002
---------------------------------------------------------------
                       Roderick C. Wendt



                                  EXHIBIT INDEX

     Exhibit
     Number        Description
     3.1           Amended and Restated Articles of Incorporation of Trendwest Resorts, Inc. (12)
     3.2           Amended and Restated Bylaws of Trendwest Resorts, Inc. (12)
     10.1          Receivables  Purchase Agreement among Trendwest Resorts,  Inc. and TW Holdings II, Inc. and TW Holdings
                   III, Inc. and TRI Funding IV, Inc. dated as of November 1, 2000. (1)
     10.2          Receivables  Purchase  Agreement  among Trendwest  Resorts,  Inc., TW Holdings III, Inc., Sage Systems,
                   Inc. International Securitization Corporation and Bank One, NA dated as of January 7, 2000. (3)
     10.3          Receivables  Sale  Agreement  between  Trendwest  Resorts,  Inc. and TW Holdings III, Inc.  dated as of
                   January 7, 2000. (3)
     10.4          Receivables  Purchase  Agreement  among  Trendwest  Resorts,  Inc.,  TRI Funding II, Inc.,  TRI Funding
                   Company I, LLC, TW Holdings,  Inc., TW Holdings II, Inc.,  and TRI Funding III, Inc. dated as of August
                   1, 1999. (6)
     10.5          Receivable  Sale Agreement  between  Trendwest  Resorts,  Inc. and TW Holdings II dated as of April 15,
                   1999. (7)
     10.6          Receivables  Purchase  Agreement  among  Trendwest  Resorts,  Inc., TRI Funding  Company I, L.L.C.,  TW
                   Holdings Inc. and Trendwest Funding II, Inc., dated as of March 1, 1998. (10)
     10.7          Receivables Purchase Agreement among Trendwest Resorts,  Inc., TW Holdings,  Inc. and Trendwest Funding
                   I, Inc., dated as of March 1, 1996. (12)
    *10.8          Second  Amendment  dated  March 7,  2001 to Credit  Agreement  between  Trendwest  Resorts,  Inc.,  and
                   Trendwest  South Pacific PTY.  Ltd., as the  Borrowers,  the lenders named  therein,  KeyBank  National
                   Association,  as lead arranger and  administrative  agent and as the letter of credit  issuing  lender,
                   Bank One, NA, as syndication agent and Australian lender dated as of August 14, 2000.
    *10.9          First  Amendment  dated January 19, 2001 to Credit  Agreement  between  Trendwest  Resorts,  Inc.,  and
                   Trendwest  South Pacific PTY.  Ltd., as the  Borrowers,  the lenders named  therein,  KeyBank  National
                   Association,  as lead arranger and  administrative  agent and as the letter of credit  issuing  lender,
                   Bank One, NA, as syndication agent and Australian lender dated as of August 14, 2000.
     10.10         Credit  Agreement  between  Trendwest  Resorts,  Inc.,  and Trendwest  South Pacific PTY.  Ltd., as the
                   Borrowers,   the  lenders  named  therein,   KeyBank  National   Association,   as  lead  arranger  and
                   administrative  agent and as the letter of credit issuing  lender,  Bank One, NA, as syndication  agent and Australian lender dated as of August 14, 2000. (2)
     10.11         Servicing  Agreement  among TRI  Funding  IV,  Inc.,  Trendwest  Resorts,  Inc.  and Wells  Fargo  Bank
                   Minnesota, National Association dated as of November 1, 2000. (1)
     10.12         Indenture Among TRI Funding IV, Inc., Trendwest Resorts, Inc. and Wells Fargo Bank Minnesota,  National
                   Association dated as of November 1, 2000. (1)
     10.13         Indenture among  Trendwest  Resorts,  Inc., TRI Funding III, Inc. and Norwest Bank Minnesota,  National
                   Association dated as of August 1, 1999. (6)
     10.14         Trust  Indenture  between  Trendwest  Resorts,  Inc., TW Holdings II, Sages Systems,  Inc., and LaSalle
                   National Bank dated as of April 15, 1999. (7)
     10.15         Series  1998-1  Supplement  dated as of March 1,  1998 to  Indenture  among  Trendwest  Resorts,  Inc.,
                   Trendwest Funding II, Inc. and LaSalle National Bank dated as of March 1, 1998. (10)
     10.16         Indenture among Trendwest  Resorts,  Inc., TRI Funding II, Inc. and LaSalle  National Bank, dated as of
                   March 1, 1998. (10)
     10.17         Indenture  among Trendwest  Resorts,  Inc., TRI Funding  Company I, L.L.C.  and LaSalle  National Bank,
                   dated as of March 1, 1996. (12)
     10.18         Purchase Agreement between TRI Funding III, Inc., and Prudential  Securities  Incorporated dated August
                   18, 1999. (6)
     10.19         Purchase  and Sale  Agreement  between  Trendwest  Resorts,  Inc.,  Trendwest  Funding II, Inc. and TRI
                   Funding II, Inc. (10)
     10.20         Purchase and Sale Agreement among Trendwest  Resorts,  Inc.,  Trendwest Funding I, Inc., TWH Funding I,
                   Inc. and TRI Funding Company I, L.L.C., dated March 1, 1996. (12)
     10.21         Management  Agreement (Fourth Amended) between Trendwest Resorts,  Inc. and WorldMark,  the Club, dated
                   September 30, 1994. (12)
     10.22         Stock Purchase  Agreement among JELD-WEN,  inc.,  Trendwest Resorts,  Inc., and Trendwest  Investments,
                   Inc. dated as of June 12, 2000. (4)
     10.23         Form of Promissory Note relating to Stock Purchase Agreement among JELD-WEN,  inc.,  Trendwest Resorts,
                   Inc., and Trendwest Investments, Inc. dated as of June 12, 2000. (4)
    *10.24         Receivables Purchase Agreement Among Trendwest Resorts,  Inc. and TW Holdings III, Inc. and TRI Funding
                   V, Inc. Dated as of August 1, 2001
    *10.25         Servicing  Agreement  Among TRI  Funding V, Inc.  and  Trendwest  Resorts,  Inc.  and Wells  Fargo Bank
                   Minnesota, National Association Dated as of August 1, 2001
    *10.26         Indenture  Among TRI Funding V, Inc.  And  Trendwest  Resorts,  Inc.  and Wells  Fargo Bank  Minnesota,
                   National Association Dated as of August 1, 2001




    *10.27         Receivables  Purchase Agreement Among Trendwest Resorts,  Inc., TW Holdings III, Inc., Wells Fargo Bank
                   Minnesota,  Jupiter Securitization  Corporation,  Blue Keel Funding, LLC, Fleet Securities,  Inc., Bank
                   One, NA, and Bank One Trust Company Dated as of September 28, 2001
    *10.28         Receivables  Sales  Agreement  Among  Trendwest  Resorts,  Inc. and TW Holdings III,  Inc.  Dated as of
                   September 28, 2001
    *10.29         Receivables Transfer Agreement Among Trendwest Resorts,  Inc., Eagle Crest, Inc., and Running Y Resort,
                   Inc. Dated as of September 28, 2001
    *10.30         Acquisition  Agreement dated as of May 4, 2001 by and among EAGLE CREST,  INC., an Oregon  corporation,
                   RUNNING Y RESORT,  INC.,  an Oregon  corporation  and EAGLE CREST  VACATION  CLUB,  a nonprofit  Oregon corporation and TRENDWEST RESORTS,  INC., an Oregon  corporation and WORLDMARK,  THE CLUB, a California nonprofit mutual benefit corporation.
    *10.31         WORLDMARK MARKETING AGREEMENT dated as of May 4, 2001, by and among TRENDWEST RESORTS,  INC., an Oregon corporation,  EAGLE  CREST,  INC.,  an  Oregon  corporation,  and  RUNNING Y  RESORT,  INC.,  an Oregon corporation
     10.32         Trendwest Resorts, Inc. 1999 Employee Stock Purchase Plan. (8)
     10.33         Trendwest Resorts, Inc. 1997 Employee Stock Option Plan (12)
     10.34         Form of Employment Agreement between William F. Peare and Trendwest Resorts, Inc. (12)
     10.35         Form of Employment Agreement between Jeffery P. Sites and Trendwest Resorts, Inc. (12)
    *10.36         Form of Indemnity Agreement between Registrant and its directors
     11            Statement re  Computation of Per Share  Earnings ( see Note 1 to the financial  statements  included in this Form 10-K)
    *21            List of Subsidiaries of the Registrant
    *23.1          Consent of KPMG LLP

*    Filed  herewith.

(1) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed March 30, 2001.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2000, filed on November 13, 2000.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, filed on May 12, 2000.

(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 22, 2000.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed March 30, 2000.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1999, filed on November 12, 1999.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1999, filed on August 10, 1999.

(8) Incorporated by reference to the Company's Registration Statement on Form S-8, filed on July 1, 1999.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed August 14, 1998.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed May 15, 1998.

(11) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

(12) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26861).

   ____________________________________________________________________________