Form 10-Q
period 2002-03-31
TRENDWEST RESORTS INC
filed 2002-04-30
CIK 1021252

United States
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2002

                                       OR

[  ]   Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ____________ to ______________


Commission file number 000-22979

                             Trendwest Resorts, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Oregon                                 93-1004403
---------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
           incorporation)

9805 Willows Road
Redmond, Washington                                                     98052
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


(Registrant's telephone number, including area code)            (425) 498-2500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of common stock outstanding on April 19, 2002 was 38,191,266 shares.

PART I - FINANCIAL INFORMATION

Item I - Financial Statements

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                             (dollars in thousands)
                                   (Unaudited)

                                                                                           March 31,            December 31,
                                         Assets                                               2002                  2001
                                                                                      -------------------   -------------------

          Cash                                                                        $       1,340          $        821
          Restricted cash                                                                     9,552                 8,838
          Notes Receivable, net                                                              67,281                53,802
          Accrued interest and other receivables                                             11,319                 8,499
          Residual interest in securitizations, net                                          88,043                95,733
          Inventories                                                                       141,032               134,745
          MountainStar development                                                           73,680                70,382
          Property and equipment, net                                                        43,873                43,798
          Deferred income taxes                                                               2,026                    --
          Other assets                                                                        8,703                10,411
                                                                                      -------------------   -------------------

                          Total assets                                                $     446,849          $    427,029
                                                                                      ===================   ===================

                         Liabilities and Shareholders' Equity

     Liabilities:
          Accounts payable and bank overdraft                                         $       4,251          $      5,582
          Accrued liabilities                                                                38,616                34,265
          Accrued construction in progress                                                   11,611                 7,153
          Due to Parent and Affiliate                                                        11,075                11,653
          Note payable to Parent                                                             13,298                13,298
          Borrowing under bank line of credit                                                71,401                74,318
          Current income taxes payable                                                        9,890                 1,383
          Mortgage payable                                                                   11,592                11,616
          Deferred income taxes                                                                  --                 2,250
                                                                                      -------------------   -------------------

                          Total liabilities                                                 171,734               161,518

     Shareholders' equity:
          Preferred stock, no par value.  Authorized 10,000,000 shares; no
             shares issued or outstanding                                                        --                    --
          Common stock, no par value.  Authorized 90,000,000 shares;
             issued and outstanding 38,185,191 and 38,094,589 shares at

             March 31, 2002 and December 31, 2001, respectively                              58,944                57,917
          Accumulated other comprehensive loss                                                 (939)               (1,454)
          Retained earnings                                                                 217,110               209,048

                                                                                      -------------------   -------------------


                          Total shareholders' equity                                        275,115               265,511

                                                                                      -------------------   -------------------

     Commitments and contingencies

                          Total liabilities and shareholders' equity                  $     446,849          $    427,029
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

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                   Condensed Consolidated Statements of Income

                  (dollars in thousands, except per share data)
                                   (Unaudited)


                                                                                             Three months ended March 31,
                                                                                     -------------------------------------------
                                                                                             2002                   2001
                                                                                     --------------------   --------------------
     Revenues:
          Vacation Credit and Fractional Interest sales, net                          $     105,088          $      92,576
          Finance income                                                                      2,045                  3,424
          Gains on sales of Notes Receivable                                                  4,265                  6,255
          Resort management services                                                          2,024                    980
          Other                                                                               2,246                  1,727
                                                                                     --------------------   --------------------

                       Total revenues                                                       115,668                104,962
                                                                                     --------------------   --------------------

     Costs and operating expenses:

          Vacation Credit and Fractional Interest cost of sales                              27,969                 26,048
          Resort management services                                                            431                    404
          Sales and marketing                                                                51,500                 43,231
          General and administrative                                                         13,995                  9,294
          Provision for doubtful accounts                                                     8,407                  6,751
          Interest                                                                              350                     59

                                                                                     --------------------   --------------------


                  Total costs and operating expenses                                        102,652                 85,787

                                                                                     --------------------   --------------------


                  Income before income taxes                                                 13,016                 19,175

     Income tax expense                                                                       4,954                  7,394

                                                                                     --------------------   --------------------


                  Net income                                                          $       8,062          $      11,781

                                                                                     ====================   ====================



     Basic net income per common share                                                $        0.21          $        0.31

     Diluted net income per common share                                              $        0.21          $        0.31


     Weighted average shares of common stock and dilutive potential common stock outstanding:

          Basic                                                                             38,140,914             37,822,644

          Diluted                                                                           39,008,922             38,244,372




     See accompanying notes to the condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES


                 Condensed Consolidated Statements of Cash Flow

                             (dollars in thousands)
                                   (Unaudited)

                                                                                           Three months ended March 31,
                                                                                     ------------------------------------------
                                                                                            2002                  2001
                                                                                     -------------------   --------------------
     Cash flows from operating activities:

          Net income                                                                  $       8,062          $    11,781
          Adjustments to reconcile net income to net cash (used in) provided by operating activities:
             Depreciation and amortization                                                    1,324                  881
             Amortization of residual interest in Notes Receivable sold                       6,284                3,638
             Provision for doubtful accounts and sales returns                               10,528                8,018
             Recoveries of Notes Receivable charged off                                         233                   44
             Residual interest in Notes Receivables securitized                              (5,196)              (7,741)
             Unrealized loss on residual interest in securitizations                          5,534                  616
             Contract servicing liability arising from sale of Notes Receivable                  10                  148
             Amortization of contract servicing liability                                      (666)                (413)
             Change in deferred gross profit                                                    179                  498
             Deferred income tax expense (benefit)                                           (4,227)                  56
             Issuance of Notes Receivable                                                   (90,286)             (77,687)
             Proceeds from sale of Notes Receivable                                          55,556               54,200
             Proceeds from repayment of Notes Receivable and overcollateralized
               component of Notes Receivable securitized                                     27,320               12,137
             Purchase of Notes Receivable from related parties                               (1,058)                  --
             Purchase of Notes Receivable                                                   (14,031)              (5,656)
             Changes in certain assets and liabilities:

                Restricted cash                                                                (714)              (3,892)
                MountainStar development                                                     (3,298)              (3,825)
                Inventories                                                                  (6,095)             (20,911)
                Accounts payable and accrued liabilities                                      8,485                4,426
                Income taxes payable                                                          8,369                5,628
                Refundable income taxes                                                          --                5,688
                Other                                                                        (1,068)                (226)

                                                                                     -------------------   --------------------
             Net cash provided by (used in) operating activities                              5,245              (12,592)
                                                                                     -------------------   --------------------

     Cash flows from investing activities:
          Purchase of property and equipment                                                 (1,080)              (2,422)
                                                                                     -------------------   --------------------
             Net cash used in investing activities                                           (1,080)              (2,422)
                                                                                     -------------------   --------------------

     Cash flows from financing activities:
          Net borrowings (repayments) under bank line of credit and other                    (4,234)              13,401
          Repayments of mortgage payable                                                        (24)                 (10)
          (Decrease) increase in due to Parent and Affiliate                                   (457)                 824
          Proceeds from issuance of common stock                                              1,027                  923
          Repurchase of common stock                                                             --                  (25)
                                                                                     -------------------   --------------------
             Net cash (used in) provided by financing activities                             (3,688)              15,113
                                                                                     -------------------   --------------------

     Net increase in cash                                                                       477                   99

     Effect of foreign currency exchange rates on cash                                           42                  (56)

     Cash at beginning of period                                                                821                  404
                                                                                     -------------------   --------------------

     Cash at end of period                                                            $       1,340          $       447
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

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES

                  Condensed Consolidated Cash Flow Information
                                   (continued)
                             (dollars in thousands)
                                   (unaudited)

                                                                                           Three months ended March 31,
                                                                                    -------------------------------------------
                                                                                          2002                   2001
                                                                                    -----------------   -----------------------
     Supplemental disclosures of cash flow information - cash paid during the period for:
             Interest (excluding capitalized amounts of $1,310 and $1,840,
               respectively)                                                          $      --              $          --
             Income taxes, net of refunds received                                         1,036                    (3,261)




     See accompanying notes to condensed consolidated financial statements.

                             TRENDWEST RESORTS, INC.
                                AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
                             (dollars in thousands)
                                   (Unaudited)

Note 1 - Background


Trendwest Resorts, Inc., (Company) markets, sells and finances timeshare vacation ownership interests in the form of vacation credits and fractional interests. The Company also acquires, develops and manages timeshare resorts. The Company's resorts (except fractional interests) are owned and operated through WorldMark, the Club, (WorldMark) and WorldMark South Pacific Club (WorldMark South Pacific) (collectively "the Clubs"). WorldMark is a non-profit mutual benefit corporation organized by Trendwest in 1989 to provide an innovative, flexible vacation ownership system. WorldMark South Pacific is a registered managed investment scheme regulated by the Australian Securities and Investments Commission ("ASIC"). The Company presently sells vacation ownership interests in the United States, British Columbia, Mexico, Fiji, and Australia, primarily through off-site sales offices. Fractional interests have been sold on-site at the Depoe Bay resort in Oregon.


These condensed consolidated financial statements do not include certain information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, in the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

These statements should be read in conjunction with the audited financial statements and footnotes included in the Company's 2001 Form 10-K filed with the Securities and Exchange Commission (SEC). The accounting policies used in preparing these financial statements are the same as those described in such Form 10-K, unless otherwise noted herein.

Note 2 - Merger Agreement with Cendant Corporation

On March 30, 2002, the Company signed a definitive merger agreement with Cendant Corporation (Cendant) whereby Cendant will acquire all of the Company's outstanding common stock held by the Company's public shareholders. Under the terms of the agreement, the Company's shareholders will receive in the merger between 1.2973 and 1.4861 shares of Cendant common stock per share of the Company's common stock intended to qualify as a tax-free reorganization, although, if the transaction failed to qualify, the merger would be taxable to Trendwest shareholders. The transaction will be consummated in two steps. The first step of the transaction, which is the purchase of approximately 91% of the Company's outstanding shares from JELD-WEN, inc. (Parent), and certain other shareholders, is expected to close by May 1, 2002, if all customary regulatory and closing conditions have been satisfied. The second step of the transaction, which is the purchase of the remaining approximately 9% of the Company's outstanding shares in exchange for shares of Cendant common stock on the basis of an exchange ratio no less than the ratio in the first step, will close upon the effectiveness of the registration statement on Form S-4 relating to the issuance of Cendant stock to such holders. Following the merger, the Company will be a wholly-owned subsidiary of Cendant. The total purchase price is approximately $900 million.

Immediately prior to the closing of the stock purchase in the first step of the transaction, the Company will transfer the assets comprising the MountainStar development project to Parent in redemption of approximately 1.8 million of the shares of the Company's common stock owned by Parent valued at $24.00 per share (the "MountainStar Redemption"). The purchase price for MountainStar will be equal to the carrying value of MountainStar on the Company's books at the closing date of the MountainStar Redemption, which is estimated to be approximately $75.5 million less the sum of the amount of debt on the balance sheet of MountainStar (which we expect will approximate $32.4 million on the date of the MountainStar Redemption) to be assumed by Parent as a consequence of the MountainStar Redemption. The merger agreement provides that if the average price of Cendant common stock is less than $10.00 on the closing date of the merger, then the MountainStar Redemption will be cancelled, Parent and Trendwest will be returned to their respective positions prior to the MountainStar Redemption, and the shares that would have been redeemed will be purchased from Parent by Cendant under the stock purchase agreement at the price per share paid for Parent's other Trendwest shares. The Company has retained the right to repurchase MountainStar for a period of two months after the closing of the second step of the transaction in exchange for the net book value of MountainStar, payable in shares of Cendant common stock. In addition, the
Company has retained rights to develop timeshare condominiums on the MountainStar property.

As an inducement to Cendant's entering into the merger agreement, the Company entered into a Stock Option Agreement (the "Stock Option Agreement"). According to the Stock Option Agreement, the Company granted an option (the "Option") to Cendant to purchase shares of the Company's common stock at a purchase price of $24.00 per share. The number of shares issued upon exercise of the option cannot exceed 19.9% of the number of shares of the Company's common stock issued and outstanding. Additionally, in no event may the number of shares issued upon exercise of the option cause Cendant to own more than approximately 91% of the issued and outstanding shares of the Company's common stock at the date of exercise. The Option may be exercised only after Cendant purchases at least 71% of the outstanding shares of the Company's common stock and expires on the closing date of the merger. This option is intended to ensure that Cendant is able to effect the merger without a vote of the Company's shareholders by means of the "short-form" merger provisions of Section 60.491 of the Oregon Revised Statutes.

At the closing of the merger, each outstanding stock option, stock equivalent right or right to acquire shares of the Company's common stock granted under our 1997 Employee Stock Option Plan, as amended, whether or not then exercisable or vested, which is outstanding and unexercised will become vested immediately and cease to represent a right to acquire shares of the Company's common stock. Each option will be converted into an option to purchase common stock of Cendant, with the number of shares and exercise price adjusted based on the greater of the exchange ratios used in step one and two of the merger.

Note 3 - New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and certain other intangible assets with indefinite useful lives no longer be amortized to earnings, but instead be reviewed at least on an annual basis for impairment. The amortization of goodwill and certain other intangible assets with indefinite useful lives ceased upon adoption of SFAS No. 142, which occurred on January 1, 2002. The adoption of these statements had no impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is applicable for fiscal years beginning after June 15, 2002. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The adoption of SFAS No. 143 on January 1, 2002 did not have a material impact on the Company's financial statements.

In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of APB Opinion 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 on January 1, 2002 did not have a material impact on the Company's financial statements.

Note 4 - Foreign Currency Translation

Assets and liabilities denominated in foreign functional currencies are translated into U.S. dollars based upon the prevailing currency exchange rates in effect at the balance sheet date, while revenues and expenses are translated at average rates prevailing during the period. Translation gains and losses are not included in the determination of net income but are accumulated in a separate component of shareholders' equity. Transaction gains or losses are recorded in the results of operations and were insignificant for the three-month periods ended March 31, 2002 and 2001.


Note 5 - Comprehensive Income

The following illustrates the reconciliation of net income to comprehensive income:

                                                                     Three months ended March 31,
                                                                  ------------------------------------
                                                                       2002                 2001
                                                                  ----------------     ---------------

       Net income                                                 $        8,062       $      11,781
       Other comprehensive loss:

            Change in cumulative effect of foreign currency
               translation                                                   535                (955)
            Unrealized derivative losses, net of tax effect                  (20)               (408)
                                                                  ----------------     ---------------

       Comprehensive income                                       $        8,577       $      10,418

                                                                  ================     ===============


Note 6 - Stock Splits

All share and earnings per share information contained in this Form 10-Q and in the condensed consolidated financial statements contained herein have been adjusted to reflect the 3 for 2 stock splits declared on both February 21, 2001 and November 8, 2001, as if they were effective for all periods presented.

Note 7 - Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current presentation.

Note 8 - Basic and Diluted Net Income Per Common Share

The following illustrates the reconciliation of weighted average shares used for basic and diluted net income per share:

                                                                      Three months ended March 31,
                                                                  --------------------------------------
                                                                        2002                 2001
                                                                  ------------------   -----------------
       Basic
       Basic weighted average shares                                 38,140,914           37,822,644

       Diluted
       Effect of dilutive securities                                    868,008              421,728
                                                                  ------------------   -----------------

       Diluted weighted average shares outstanding                   39,008,922           38,244,372
                                                                  ==================   =================

Net income available to common shareholders for basic and diluted net income per share was $8,062 and $11,781 for the three months ended March 31, 2002 and 2001, respectively.

At March 31, 2002 and 2001, there were options to purchase 346,500 and 0 shares of common stock outstanding, respectively, which were antidilutive and therefore not included in the computation of diluted net income per share.

Note 9 - Inventories

Inventories consist of Vacation Credits and construction in progress as follows:

                                                                          March 31,          December 31,
                                                                             2002                2001
                                                                       -----------------   -------------------
        Vacation credits                                               $     16,167        $      35,098
        Construction in progress                                            124,865               99,647
                                                                       -----------------   -------------------

                 Total inventories                                     $    141,032        $     134,745
                                                                       =================   ===================

Note 10 - Notes Receivable

The following table summarizes the Company's total Notes Receivable portfolio at:

                                                                          March 31,           December 31,
                                                                             2002                 2001
                                                                       -----------------    ------------------

        Total Notes Receivable portfolio                               $    698,765         $    665,871
        Less Notes Receivable securitized                                  (622,477)            (604,202)

                                                                       -----------------    ------------------

        Total Notes Receivable                                               76,288               61,669
                                                                       -----------------    ------------------

        Less: Deferred gross profit related to Notes Receivable                (568)                (523)
        Less: Allowance for doubtful accounts and sales returns
           on Notes Receivable                                               (8,439)              (7,344)
                                                                       -----------------    ------------------

        Notes Receivable, net                                          $     67,281         $     53,802
                                                                       =================    ==================


The activity in the allowance for doubtful accounts and sales returns is as follows for the three months ended March 31, 2002 and the year ended December 31, 2001:

                                                                             2002                  2001
                                                                       -----------------     -----------------
        Allowance for doubtful accounts and sales returns at

            beginning of period                                        $     53,744          $    40,292
        Provision for doubtful accounts and sales returns                    10,528               38,886
        Notes receivable charged-off and sales returns net of

            vacation credits recovered                                       (7,740)             (25,840)
        Recoveries                                                              234                  447
        Effect of foreign currency translation                                   84                  (41)
                                                                       -----------------     -----------------
        Allowance for doubtful accounts and sales returns at end
            of period                                                  $     56,850          $    53,744
                                                                       =================     =================


        Allowance for doubtful accounts and sales returns on
            Notes Receivable                                           $      8,439          $     7,344
        Allowance for doubtful accounts on residual interest in
            Notes Receivable securitized                                     48,411               46,400
                                                                       -----------------     -----------------
                                                                       $     56,850          $    53,744
                                                                       =================     =================

Note 11 - Residual Interest in Securitizations

The composition of residual interest in securitizations, net is as follows at:

                                                                           March 31            December 31
                                                                             2002                  2001
                                                                       -----------------     -----------------

        Gross Notes Receivable securitized                             $    622,477          $    604,202

        Less:  Outstanding securitized borrowings                          (546,569)             (529,283)

                                                                       -----------------     -----------------


        Overcollateralization of Notes Receivable securitized                75,908                74,919


        Less:  Allowance for doubtful accounts on Notes
            Receivable securitized                                          (48,411)              (46,400)
        Less:  Deferred gross profit related to Notes Receivable
            securitized                                                      (7,131)               (7,022)
        Add:  Fair value of interest rate differential                       67,677                74,236
                                                                       -----------------     -----------------

        Residual interest in securitizations, net                      $     88,043          $     95,733
                                                                       =================     =================


During the three months ended March 31, 2002, after performing a normal, timely review of its key assumptions, the Company changed certain assumptions used to calculate gains on sales of notes receivable and to measure the fair value of the interest rate differential. These changes were in response to recent changes in economic factors and the Company's experience with its own portfolio of notes receivable during the three months ended March 31, 2002 and impact the prepayment rate, default rate, discount rate, and cost of funds of the Company's receivables sold to certain special purpose entities. The Company increased its weighted annual prepayment and default rate to 11.5%, up from 10.6%, and its interest rate differential cash flow discount rate to 15.5%, up from 13.5%. The Company also increased its cost of funds assumption for the Receivables Warehouse Facility by 150 basis points to a weighted average interest rate of 8.0% at March 31, 2002. These changes resulted in lower residual interest valuations and a negative mark-to-market adjustment of $5.5 million for the three months ended March 31, 2002.

Note 12 - Commitments and Contingencies

(a) Purchase Commitments

The Company routinely enters into cancelable purchase agreements with various parties to acquire and build resort properties. At March 31, 2002, the Company had outstanding purchase commitments of $90,212 related to properties under development.

(b) Surety and Performance Bonds

The Company utilizes surety and performance bonds as part of developing resort properties. As of March 31, 2002, there were $3,554 in surety bonds outstanding.

(c) Litigation

The Company is involved in various claims and lawsuits arising from the ordinary course of business. Management believes that outcome of these matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

Note 13 - Segment Reporting

The Company has two reportable segments: sales and financing. The sales segment markets and sells vacation credits and fractional interests. The finance segment is primarily responsible for servicing and collecting notes receivable originated in conjunction with the financing of sales of vacation credits and fractional interest sales. The finance segment does not include the activities of the Company's finance subsidiaries. Management evaluates the business based on sales and marketing activities, as these are the primary drivers of the business.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profits or losses from sales and marketing activities on a pre-tax basis. Intersegment revenues are recorded at market rates as if the transactions occurred with third parties. Assets are not reported by segment.

The following tables summarize the segment activity of the Company:

Three months ended March 31, 2002:                              Sales           Finance            Other           Segment Total
                                                            --------------    ------------     ---------------    ----------------
External revenue                                            $     105,088     $     1,448      $       2,024      $      108,560
Interest revenue - net                                                 --             910                 --                 910
Interest revenue-intersegment                                          --           2,282                 --               2,282
Intersegment revenue                                                   --             489                 --                 489
                                                            --------------    ------------     ---------------    ----------------
         Segment revenue                                    $     105,088     $     5,129      $       2,024      $      112,241

Segment profit                                              $      15,101     $     2,637      $       1,593      $       19,331

Significant non-cash items:
Provision for doubtful accounts and sales returns           $      10,528     $        --      $          --      $       10,528

Three months ended March 31, 2001:                              Sales            Finance            Other          Segment Total
                                                            --------------    ------------     -------------    ----------------
External revenue                                            $      92,576     $     1,258      $         980              94,814
Interest revenue - net                                                 --           1,082                 --               1,082
Interest revenue-intersegment                                          --           1,991                 --               1,991
Intersegment revenue                                                   --             305                 --                 305
                                                            --------------    ------------     -------------    ----------------
Segment revenue                                             $      92,576     $     4,636      $         980      $       98,192

Segment profit                                              $      14,301     $     2,895      $         576      $       17,772

Significant non-cash items:
Provision for doubtful accounts and sales returns           $       8,018     $        --      $          --      $        8,018


The following table provides a reconciliation of segment revenues and profits to the consolidated amounts:

                                                               Three months ended March
                                                                2002               2001
                                                           ---------------    ---------------
Segment revenue                                            $    112,241       $     98,192
Interest expense reported net of interest income                    350                 74
Elimination of intersegment revenue                              (2,771)            (2,296)
Other subsidiaries revenue                                        5,848              8,992
                                                           ---------------    ---------------
                    Consolidated revenue                   $    115,668       $    104,962
                                                           ===============    ===============

Segment profit                                             $     19,331       $     17,772
Corporate overhead not included in segment reporting             (9,480)            (5,742)

Other subsidiaries profit                                         3,165              7,145
                                                           ---------------    ---------------
                 Consolidated pre-tax income               $     13,016       $     19,175
                                                           ===============    ===============


The Company's revenue from external customers derived from sales within the United States totaled $92,649 and $88,000 for the three months ended March 31, 2002 and 2001, respectively. Revenue from external customers derived from sales in all foreign countries, primarily Australia, totaled $12,439 and $4,576 for the three months ended March 31, 2002 and 2001, respectively. Revenue from external customers is attributed to countries based on the location where the sale was made. Substantially all of the Company's long-lived assets are located within the United States. The net assets of foreign operations totaled $13,111 and $9,964 at March 31, 2002 and December 31, 2001, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

The statements below and other statements herein contain forward looking information which include future financing transactions, acquisition of properties, and our future prospects and other forecasts and statements of expectations. Actual results may differ materially from those expressed in any forward-looking statement made by us, due among other things, to our ability to develop or acquire additional resort properties, find acceptable debt or equity capital to fund such development, as well as other risk factors as outlined in the "Risk Factors" section of our Form 10-K.

Comparison of the three months ended March 31, 2002, to the three months ended March 31, 2001


We achieved total revenues of $115.7 million for the three months ended March 31, 2002, compared to $105.0 million for the three months ended March 31, 2001, an increase of 10.2%. The principal reason for the overall improvement was a 13.5% increase in vacation credit and fractional interest sales to $105.1 million for the three months ended March 31, 2002, from $92.6 million for the three months ended March 31, 2001. Of the $92.6 million in sales for the three months ended March 31, 2001, $5.2 million was related to fractional interest sales. There were no fractional interest sales recognized during the three months ended March 31, 2002. The increase in vacation credit sales was primarily the result of an 8.1% increase in the number of vacation credits sold in the United States, to 63.7 million for the three months ended March 31, 2002, from
58.9 million for the three months ended March 31, 2001. In addition, vacation credits sold in the South Pacific increased 144.2% to 12.7 million for the three months ended March 31, 2002, from 5.2 million for the three months ended March 31, 2001. These increases were largely attributable to continued improvement in existing sales offices, improved performance in the new offices opened during 2001, and increased upgrade sales. Revenues from upgrade sales increased 19.1% to $15.6 million for the three months ended March 31, 2002, from $13.1 million for the three months ended March 31, 2001. The increase in upgrade sales reflects the Club owners' continuing satisfaction and the ongoing growth in the owner base.

We opened the following sales office during the first quarter of 2002, which had no material effect on revenues during the quarter:

                Location                  Opened              On/Off-Site
             ---------------           ------------           -----------

             Sydney 3, NSW*            January 2002            Off-Site

              *Trendwest South Pacific sales office


In the United States, the average price per vacation credit sold increased to $1.45 per credit for the three months ended March 31, 2002, up from $1.41 per credit for the three months ended March 31, 2001, reflecting the increase in the selling price of vacation credits for new sales effective May 1, 2001. The average price per vacation credit sold in the South Pacific increased to $0.98 per credit for the three months ended March 31, 2002, up from $0.88 per credit for the three months ended March 31, 2001, reflecting two increases in the selling price of vacation credits for new sales effective April 1, 2001 and September 1, 2001.

For the quarter ended March 31, 2002, financing activities (finance income and gains on sales of notes receivable) generated $6.3 million in revenues, compared to $9.7 million for the same quarter last year, a 35.1% decrease. This decrease is due primarily to changes in the assumptions used in calculating gains on sales of notes receivable and measuring the fair value of the interest rate differential.

For the quarter ended March 31, 2002, resort management services contributed $2.0 million in revenues, compared to $1.0 million for the same quarter last year, a 100.0% increase. This increase was due in part to an increase in the membership dues charged to U.S. owners by the Club effective October 1, 2001. In addition, measures have been initiated to reduce utility costs at western resorts and reduce labor costs which positively affected management services revenue during the quarter ended March 31, 2002.

For the quarter ended March 31, 2002, other income increased 29.4% to $2.2 million in revenues, compared to $1.7 million for the same quarter last year. This increase is due primarily to additional servicing fee income from the securitization that occurred during August 2001.

Vacation credit and fractional interest cost of sales, as a percentage of vacation credit and fractional interest sales, was 26.6% for the three months ended March 31, 2002, compared to 28.1% for the three months ended March 31, 2001. This decrease is a result of the higher cost of sales of fractional interests sold during 2001.

Sales and marketing costs, as a percentage of vacation credit and fractional interest sales, were 49.0% for the three months ended March 31, 2002, as compared to 46.7% for the three months ended March 31, 2001. This increase was due to lower closing percentages for the quarter ended March 31, 2002 and lower sales and marketing costs for fractional interests sold during the quarter ended March 31, 2001.

General and administrative expenses increased 50.5% to $14.0 million for the three months ended March 31, 2002, from $9.3 million for the three months ended March 31, 2001. As a percentage of total revenue, general and administrative costs increased to 12.1% for the three months ended March 31, 2002, from 8.9% for the three months ended March 31, 2001. These increases were due primarily to costs incurred during the three months ended March 31, 2002, related to the pending merger with Cendant Corporation of approximately $1.7 million.

The provision for doubtful accounts increased 23.5% to $8.4 million for the three months ended March 31, 2002, from $6.8 million for the three months ended March 31, 2001. As a percentage of vacation credit and fractional interest sales, the provision increased to 8.0% for the three months ended March 31, 2002, from 7.3% for the comparable quarter last year. This increase was the result of a higher mix of sales in sales offices with expected default rates higher than our previous experience.

We maintain an allowance for doubtful accounts on all notes receivable. The aggregate amount of these allowances, excluding reversals, at March 31, 2002 and December 31, 2001, were $55.0 million, and $51.9 million, respectively, representing approximately 7.9% and 7.8%, respectively, of the total portfolio of notes receivable outstanding at those dates. No assurance can be given that these allowances will be adequate, and if the amount of the notes receivable that are ultimately written off materially exceed the related allowances, our business, results of operations and financial condition could be materially adversely affected.

We estimate our allowance for doubtful accounts by analysis of bad debts by each sales site by year of note receivable origination. We use this historical analysis in conjunction with other factors such as local economic conditions and industry trends in estimating the allowance for doubtful accounts. We also utilize experience factors of more mature sales sites in establishing the allowance for bad debts at new sales offices. We generally charge off all receivables when they become 180 days past due and return the credits associated with such charge-offs to inventory. At March 31, 2002 and December 31, 2001, 2.28% and 2.42% of the total receivables portfolio of $698.8 million and $665.9 million, respectively, were more than 60 days past due.

                         LIQUIDITY AND CAPITAL RESOURCES

We generate cash principally from proceeds on sales of notes receivables, other borrowings, down payments on sales of vacation ownership interests which are financed, cash sales of vacation ownership interests, and principal and interest payments on notes receivable including notes receivable securitized.

During the three months ended March 31, 2002 and 2001, cash provided by (used in) operating activities was $5.2 million and ($12.6) million, respectively. For the three months ended March 31, 2002, cash provided by operating activities resulted primarily from sales and repayments of notes receivable of $82.9 million, an increase in accounts payable and accrued liabilities of $8.5 million, an increase in taxes payable of $8.4 million, and net income of $8.1 million. For the three months ended March 31, 2002, cash used in operating activities was principally for the issuance and purchase of notes receivable of $105.4 million and an increase in inventory of $6.1 million. For the three months ended March 31, 2001, cash provided by operating activities resulted primarily from sales and repayments of notes receivable of $66.3 million, an increase in accounts payable and accrued liabilities of $4.4 million, an increase in taxes payable of $5.6 million, and net income of $11.8 million. For the three months ended March 31, 2001, cash used in operating activities was principally for the issuance and purchase of notes receivable of $83.3 million and an increase in inventory of $20.9 million.

Net cash used in investing activities for the three months ended March 31, 2002 and 2001, was $1.1 million and $2.4 million, respectively. Cash used in investing activities for the three months ended March 31, 2002, was the result of furniture and equipment purchases to support our ongoing growth. Cash used in investing activities for the three months ended March 31, 2001, was the result of leasehold, furniture, and equipment purchases to support the new sales offices opened and to support expansion of both U.S. and South Pacific operations.

Net cash (used in) provided by financing activities for the three months ended March 31, 2002 and 2001, was ($3.7) million and $15.1 million, respectively. For the three months ended March 31, 2002, cash used in financing activities was principally the result of repayments of borrowings under the bank line of credit and other of $4.2 million and a decrease in due to Parent and Affiliate of $0.5 million offset by proceeds from issuance of common stock of $1.0 million. For the three months ended March 31, 2001, cash provided by financing activities was principally the result of an increase in borrowings under the bank line of credit and other of $13.4 million, issuance of common stock of $0.9 million, and an increase in due to Parent of $0.8 million.

We are party to a three-year, $85 million revolving credit agreement (Agreement) with a group of banks that allows for borrowings in Australian dollars up to a maximum of $25 million US dollar equivalent. The Agreement provides for borrowings at either a reference rate or at LIBOR rates plus the applicable margin for the level of borrowings outstanding. The Agreement also requires a quarterly commitment fee of 0.30% to 0.50% based on the usage level of the total commitment. Available borrowings under the Agreement are subject to a borrowing base which is a percentage of notes receivable and inventory, including property under development, and are secured by a first mortgage on the MountainStar property. The Agreement expires on August 14, 2003. Borrowings outstanding at March 31, 2002 and December 31, 2001, were $71.4 million and $74.3 million,
respectively,   at  weighted   average   interest  rates  of  4.48%  and  4.43%,
respectively.

We have a $10 million open line of credit with our parent corporation, JELD-WEN, inc. (Parent), which bears interest at prime plus 1% (5.75% at March 31, 2002) per annum and is payable on demand. As of March 31, 2002 and December 31, 2001, outstanding borrowings under this agreement were $6.8 million and $7.1 million, respectively. We periodically lend excess funds to Parent at the prime rate minus 2% (2.75% at March 31, 2002) per annum. There were no outstanding lendings under this agreement at March 31, 2002 and December 31, 2001.

Based on our current sales projections, we anticipate spending approximately $116.2 million for inventory for the remainder of 2002. We plan to fund these expenditures with cash generated from operations, borrowings on the bank line of credit and further sales and securitizations of notes receivable. The acquisition of new resort sites and properties is an ongoing process and availability of certain properties in desired locations could result in increased expenditures for such activities. We believe that, with respect to our current operations, cash generated from operations, future borrowings and sales of notes receivable will be sufficient to meet our working capital and capital expenditure needs through the end of 2002. If these are not sufficient, we have the ability to adjust our spending on inventory.

Since completed units at various resort properties are acquired or developed in advance and we finance a significant portion of the purchase price of vacation credits, we continually need funds to acquire and develop property, to carry notes receivable contracts, and to provide working capital. We have historically secured additional funds through the sale of notes receivable, borrowings under the $85.0 million revolving line of credit and loans from the Parent. See "Risk Factors - Dependence on Acquisitions of Additional Resort Units for Growth; Need for Additional Capital" of our 2001 Form 10-K.

In the future, we may negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued may be secured or unsecured, at fixed or variable interest rates, and may be subject to such additional terms as management deems appropriate.

The Clubs maintain replacement reserves for the resorts, which are funded from the annual assessments of the owners. At March 31, 2002, the total amount of the reserves was approximately $20.4 million. The replacement reserves are utilized to refurbish and replace the interiors and furnishings of the condominium units and to maintain the exteriors and common areas in the Clubs' resorts in which all units are owned by the Clubs.

On March 30, 2002, we signed a definitive merger agreement with Cendant Corporation (Cendant) whereby Cendant will acquire all of the outstanding common stock held by our public shareholders. Under the terms of the agreement, our shareholders will receive in the merger between 1.2973 and 1.4861 shares of Cendant common stock per share of our common stock in the transaction that is intended to qualify as a tax-free reorganization, although, if the transaction failed to qualify, the merger would be taxable to Trendwest shareholders. The number of Cendant shares to be issued will fluctuate from 1.4861 Cendant shares per share of our common stock if the average price per Cendant share is equal to or less than $16.15 during the applicable measurement periods to 1.2973 Cendant shares per share of our common stock if the average price per Cendant share is equal to or greater than $18.50 during the applicable measurement periods. If the average Cendant trading price is less than $13.50, then the exchange ratio will equal $20.062 divided by the average Cendant trading price. The total purchase price is approximately $900 million.

The acquisition of Trendwest will be consummated in two steps. The first step of the transaction, which is the purchase of approximately 91% of our outstanding shares from Parent and certain other shareholders, is expected to close by May 1, 2002, if all customary regulatory and closing conditions have been satisfied. The second step of the transaction, which is the acquisition of the remaining approximately 9% of our outstanding shares in exchange for shares of Cendant common stock on the basis of an exchange ratio no less than the ratio used in the first step, will close upon the effectiveness of the registration statement on Form S-4 relating to the issuance of Cendant stock to such holders. Following the merger, Trendwest will be a wholly-owned subsidiary of Cendant.

For purposes of determining the exchange ratio relating to the issuance of Cendant stock to our public shareholders in the second step of the transaction, the exchange ratio will be based on the lesser of (1) the average Cendant stock price for the 10 trading days preceding the second trading day prior to the effectiveness of Cendant's registration statement on Form S-4 or (2) the average Cendant stock price for the 10 trading days preceding the second trading day prior to the purchase of approximately 91% of our outstanding common shares in the first step of the transaction. If the average Cendant stock price per share is at or below $13.50 over a 10-day trading period preceding the second trading day prior to the purchase of our common stock in the first step of the transaction, Parent will have the right to terminate the transaction.

Immediately prior to the closing of the stock purchase in the first step of the transaction, we will transfer the assets comprising the MountainStar development project to Parent in redemption of approximately 1.8 million of the shares of our common stock owned by Parent valued at $24.00 per share (the "MountainStar Redemption"). The purchase price for MountainStar will be equal to the carrying value of MountainStar on our books at the closing date of the MountainStar Redemption, which is estimated to be approximately $75.5 million less the sum of the amount of debt on the balance sheet of MountainStar (which we expect will approximate $32.4 million on the date of the MountainStar Redemption) to be assumed by Parent as a consequence of the MountainStar Redemption. The merger agreement provides that if the average price of Cendant common stock is less than $10.00 on the closing date of the merger, then the MountainStar Redemption will be cancelled, Parent and Trendwest will be returned to their respective positions prior to the MountainStar Redemption, and the shares that would have been redeemed will be purchased from Parent by Cendant under the stock purchase agreement at the price per share paid for Parent's other Trendwest shares. We have retained the right to repurchase MountainStar for a period of two months after the closing of the second step of the transaction in exchange for the net book value of MountainStar, payable in shares of Cendant common stock. In addition, we have retained rights to develop timeshare condominiums on the MountainStar property.

As an inducement to Cendant's entering into the merger agreement, we entered into a Stock Option Agreement (the "Stock Option Agreement"). According to the Stock Option Agreement, we granted an option (the "Option") to Cendant to purchase shares of our common stock at a purchase price of $24.00 per share. The number of shares issued upon exercise of the option cannot exceed 19.9% of the number of shares of Trendwest common stock issued and outstanding. Additionally, in no event may the number of shares issued upon exercise of the option cause Cendant to own more than approximately 91% of the issued and outstanding shares of the Company's common stock at the date of exercise. The Option may be exercised only after Cendant purchases at least 71% of the outstanding shares of our common stock and expires on the closing date of the merger. This option is intended to ensure that Cendant is able to effect the merger without a vote of our shareholders by means of the "short-form" merger provisions of Section 60.491 of the Oregon Revised Statutes.

At the closing of the merger, each outstanding stock option, stock equivalent right or right to acquire shares of our common stock granted under our 1997 Employee Stock Option Plan, as amended, whether or not then exercisable or vested, which is outstanding and unexercised will become vested immediately and cease to represent a right to acquire shares of our common stock. Each option will be converted into an option to purchase common stock of Cendant, with the number of shares and exercise price adjusted based on the greater of the exchange ratios used in step one and two of the merger.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate changes primarily as a result of our financing of purchases of vacation ownership interests, the sale and securitization of notes receivable, and borrowings under revolving lines of credit. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve our objectives, we borrow funds or sell notes receivable primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate our interest rate risk on a related financial instrument.

We utilize derivative financial instruments, which have historically included foreign exchange contracts, forward interest rate swaps, and interest rate cap agreements, to manage well-defined interest and foreign currency rate risks. Derivative financial instruments are not used for trading or speculative purposes. Counterparties to our derivative financial instruments are generally major financial institutions. We manage the risk of counterparty default on our derivative instruments through the use of credit standards, counterparty diversification and monitoring of counterparty financial conditions. We have not experienced any losses due to counterparty default.

The functional currency of our Australian operations is the Australian dollar. The Australian operations are funded through the $85 million credit facility, which has an Australian dollar sub-limit of up to $25 million US dollar equivalent. We are also subject to foreign currency exchange rate risk when developing resort properties with costs denominated in a foreign currency. As we continue expanding our operations worldwide, we may have additional exposure to foreign currency exchange rate risk. We occasionally enter into foreign exchange contracts to mitigate this exposure. At March 31, 2002, we have an outstanding foreign exchange contract to manage our exposure to foreign exchange rate risk associated with the development of a resort property in Canada. The foreign exchange contract has a notional amount of $16.9 million CDN at a rate of $1.4905 CDN/US to be settled on September 30, 2002, corresponding to the anticipated date of payment on the resort development. The foreign exchange contract has been designated as a cash flow hedge and, accordingly, as of March 31, 2002, we have recorded $0.5 million of unrealized loss, net of $0.2 million tax effect, in other comprehensive income representing the change in the fair value of the effective portion of the hedge. The related liability for the loss of $0.7 million is included in accrued liabilities. Changes in the fair value of the ineffective portion of the hedge were immaterial for the three months ended March 31, 2002. The unrealized gains or losses resulting from the foreign exchange contract will be reclassified into earnings once the vacation credits associated with the resort property under development are sold and the related costs are recognized in earnings.

There have been no material changes to our exposure to market risk since December 31, 2001.

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

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

2.1 Stock Purchase Agreement by and between Cendant Corporation, Tornado Acquisition Corporation, JELD-WEN, inc., and certain other shareholders of Registrant dated as of March 30, 2002. (2)

2.2 Agreement and Plan of Merger and Reorganization by and among Cendant Corporation, Tornado Acquisition Corporation, and Trendwest Resorts, Inc., and JELD-WEN, inc., dated as of March 30, 2002. (2)

3.1  Restated Articles of Incorporation (1)

3.2  Restated Bylaws*

11 Statement re: Computation of Earnings per share - See note 4 of "Notes to Condensed Consolidated Financial Statements."

99.1 Stock Option Agreement between Cendant Corporation and Trendwest Resorts, Inc., dated as of March 30, 2002. (2)

99.2 Conditional Stock Redemption Agreement dated as of March 30, 2002, is made by and between Trendwest Resorts, Inc., and JELD-WEN, inc. (2)


      *   Filed herewith

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26861).

     (2) Incorporated by reference to the Company's Current Report on Form 8-K dated March 30, 2002.


(b)  Reports on Form 8-K


     FORM 8-K dated March 30, 2001, on Item 2. Acquisition or Disposition of Assets, relating to the Stock Purchase Agreement between JELD-WEN, inc., and Cendant Corporation, and Item 7. Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TRENDWEST RESORTS, INC.




Date:      April 30, 2002            /s/ WILLIAM F. PEARE
           ------------------        ------------------------------------------
                                     William F. Peare
                                     President, Chief Executive Officer and
                                     Director (Principal Executive Officer)


Date:      April 30, 2002            /s/ TIMOTHY P. O'NEIL
           ------------------        ------------------------------------------
                                     Timothy P. O'Neil
                                     Vice President, Chief Financial Officer
                                     and Treasurer
                                     (Principal Financial Officer)
                                     (Principal Accounting Officer)

                                 EXHIBIT INDEX


No.  Exhibit
---  ---------------------------------------------------------------------------
2.1 Stock Purchase Agreement by and between Cendant Corporation, Tornado Acquisition Corporation, JELD-WEN, inc., and certain other shareholders of Registrant dated as of March 30, 2002. (2)

2.2 Agreement and Plan of Merger and Reorganization by and among Cendant Corporation, Tornado Acquisition Corporation, and Trendwest Resorts, Inc., and JELD-WEN, inc., dated as of March 30, 2002. (2)

3.1  Restated Articles of Incorporation (1)

3.2  Restated Bylaws*

11 Statement re: Computation of Earnings per share - See note 4 of "Notes to Condensed Consolidated Financial Statements."

99.1 Stock Option Agreement between Cendant Corporation and Trendwest Resorts, Inc., dated as of March 30, 2002. (2)

99.2 Conditional Stock Redemption Agreement dated as of March 30, 2002, is made by and between Trendwest Resorts, Inc., and JELD-WEN, inc. (2)

--------------------------

*    Filed herewith

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-26861).

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated March 30, 2002.